Form 10-K
period 2020-12-31
4Front Ventures Corp.
filed 2021-04-07
CIK 1783875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 000-56075

4Front Ventures Corp.

(Exact name of registrant as specified in its charter)

British Columbia	83-4168417
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5060 N. 40th Street

Suite 120

Phoenix, Arizona 85018

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (602) 633-3067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares, no par value	FFNTF FFNT	OTCQX CSE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐   Yes     ☒   No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     ☐   Yes     ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by multiplying the Company’s as-converted basic shares by the closing share price, as of the last business day of the registrant’s most recently completed second fiscal quarter: $212,679,364 as of June 30, 2020.

As of April 5, 2021, there were 566,186,697 shares of the registrant’s Class A subordinate voting shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

4Front Ventures Corp.

Form 10-K for the Year Ended December 31, 2020

i

Use of Market and Industry Data

This Annual Report on Form 10-K includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of, and experience in, the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report on Form 10-K are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report on Form 10-K or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report on Form 10-K to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

Trademarks, Trade Names and Service Marks

“4Front,” “4Front Ventures,” “Mission” and other trademarks or service marks of 4Front Ventures Corp. including those of its subsidiaries, appearing in this registration statement are the property of 4Front Ventures Corp. The other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Other Pertinent Information

As of April 5, 2021, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (“SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS.  Holders of SVS are entitled to one vote in respect of each SVS.  Holders of MVS are entitled to 800 votes in respect of each MVS, and have certain conversion rights as further described in Note 15 of the Company’s Consolidated Financial Statements.

As of April 5, 2021, 566,186,697 SVS, and 1,276,208 MVS were issued and outstanding.

Dollar amounts in this Annual Report on Form 10-K are denominated in United States dollars unless otherwise indicated. References to $ are to the lawful currency of the United States and references to C$ are to the lawful currency of Canada.

Unless the context otherwise indicates, when used in this Annual Report on Form 10-K, “4Front,” “the Company,” “we,” “us” and “our” refer to 4Front Ventures Corp., a British Columbia corporation and its wholly owned subsidiaries on a consolidated basis.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the United States and Canadian securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are based on management’s current beliefs, based on currently available information, as

ii

to the outcome and timing of future events. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the performance of our business and operations;
•	our product offerings;
•	the competitive conditions of the cannabis industry;
•	our competitive and business strategies;
•	the sufficiency of capital including our ability to obtain capital to develop our business;
•

our operations in the United States, the characterization and consequences of those operations under United States federal law and applicable State law, and the framework for the enforcement of applicable laws in the United States;

•	on-going implications of the novel coronavirus (“COVID-19”);
•

statements relating to the business and future activities of, and developments related to, us, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans;

•	expectations that licenses applied for will be obtained, and that the Company will be able to maintain all of the licenses that it currently holds;
•	expectations regarding future cash flows from operations;
•	potential future legalization of adult-use and/or medical cannabis under U.S. state and federal law;
•	expectations of market size and growth in the U.S. and the states in which we operate;
•	expectations for other economic, business, financial market, political, regulatory and/or competitive factors related to us or the cannabis industry generally; and
•	other events or conditions that may occur in the future.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements made in this report will be achieved or occur, and actual results, events or circumstances could differ materially from those described in such forward-looking statements.

iii

PART I

Item 1.	Business

4Front Ventures Corp. (“4Front” or the “Company”) is a multi-state cannabis operator and retailer, with a market advantage in mass-produced, low-cost quality branded cannabis products. The Company manufactures and distributes a portfolio of over 25 cannabis brands including Marmas, Crystal Clear, Funky Monkey, Pebbles, and the Pure Ratios wellness collection, distributed through retail outlets , as well as the Company’s chain of branded dispensaries.  From plant genetics to the cannabis retail experience, 4Front’s team applies expertise across the entire cannabis value chain.

Overview

The Company exists pursuant to the provisions of the British Columbia Corporations Act.  On July 31, 2019, 4Front Holdings LLC (“Holdings”) completed a Reverse Takeover Transaction (“RTO”) with Cannex Capital Holdings, Inc. (“Cannex”) whereby Holdings acquired Cannex and the shareholders of Holdings became the controlling shareholders of the Company. Following the RTO, the Company’s SVS are  listed on the Canadian Securities Exchange (“CSE”) under the ticker “FFNT” and are quoted on the OTCQX Best Market under the ticker “FFNTF”.

The Company has two primary operating segments: THC Cannabis and CBD Wellness.  With regard to its THC Cannabis segment, as of December 31, 2020, the Company operated five dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. Also, as of December 31, 2020, the Company operated two production facilities in Massachusetts and one in Illinois.  The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries.  Also as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington. The Company also operates age-gated online educational platforms for THC Cannabis patients and customers.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly-owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company in California, that sells non-THC products throughout the United States.

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety data for the use of the drug under medical supervision.

Recent Developments

COVID-19 Pandemic

In March 2020, the United States and much of the world began experiencing a rapid increase in COVID-19 cases. The emergence of COVID-19, an extremely infectious airborne respiratory virus, caused a significant response on the part of many governments to contain it. The most relevant containment measure for the Company’s business is the implementation of “essential” type business designations and implementation of social distancing protocols. Thus far, the Company’s dispensaries and operations have been allowed to continue operating. Social distancing protocols have been implemented at the Company’s dispensaries which meet or exceed those required by the local jurisdiction, and health and safety protocols for both employees and customers remain a focus of the Company. Through the date of this filing, sales continue to meet or exceed comparable periods last year, however there is no guarantee that the Company’s dispensaries/operations will continue to be designated as essential.

As of April 5, 2021, all of the Company’s retail stores in the following states remained open and operating with “Essential Service” designations: Illinois, Massachusetts, and Michigan. Also as of As of April 5, 2021, online ordering, curbside pickup and delivery have also been implemented where allowed by law.

Personnel Updates

On March 27, 2020, the Company’s board of directors appointed Leo Gontmakher as the Company’s Chief Executive Officer, with the Company’s former Chief Executive Officer, Joshua Rosen, transitioning to the position of Executive Chairman of the board of directors.  On January 2, 2021, the Company entered into a Separation and Release

Agreement (the “Rosen Separation Agreement”) with Mr. Rosen to formalize this transition.  The Rosen Separation Agreement supersedes and replaces the Executive Employment Agreement which had been entered into by and between the Company and Mr. Rosen.  Under the Rosen Separation Agreement, Mr. Rosen transitioned from being the Company’s Chief Executive Officer to taking on a role as the non-employee Chairman of the Company’s board of directors.  The Rosen Separation Agreement provides that, among other things, the Company shall pay Mr. Rosen $350 in 12 monthly installments, the Company may reimburse Mr. Rosen’s COBRA premiums over a period of 12 months, and the Company will pay Mr. Rosen director fees of $13 per month.  Mr. Rosen’s receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Rosen Separation Agreement, consideration for the waiver and release of claims set forth in the Rosen Separation Agreement, and Mr. Rosen’s compliance with the non-disparagement, and other standard covenants set forth in the Agreement.  While the Company has not entered into an executive employment agreement with Mr. Gontmakher, On November 12, 2020, the Company entered into an Amended and Restated Consulting Agreement (the “Leadership Consulting Agreement”) with Ag-Grow Imports, LLC (“AGI”), a Washington limited liability company owned and controlled by Joshua N. Rosen, Chairman of the Company’s board of directors, and Maha Consulting LLC (“Maha”), a Puerto Rican limited liability company owned and controlled by Mr. Gontmakher.  The Leadership Consulting Agreement provides that, among other things, that AGI shall pay to Maha $33 per month for consulting services rendered to AGI and the Company, including the support of the Company’s intellectual property efforts, key infrastructure projects and leadership services.  Additionally, the Leadership Consulting Agreement provides that AGI and/or the Company, each in their sole discretion, may pay cash bonuses and/or issue equity incentive awards to Maha based on its performance under the Leadership Consulting Agreement.  The Leadership Consulting Agreement shall continue in full force and effect for a period of 12 months, and shall automatically renew for additional 12 month periods, unless a party to the Leadership Consulting Agreement delivers written notice of non-renewal.

Also on March 27, 2020, the Company’s board of directors appointed Nicolle Dorsey as the Company’s Chief Financial Officer, in order to fill the vacancy created by the resignation of Brad Kotansky from the position.  On February 3, 2021, the Company and Ms. Dorsey entered into a separation agreement (the “Dorsey Separation Agreement”), under which she will continue to provide services to the Company in a temporary support role. Pursuant to the Dorsey Separation Agreement, upon her final departure from the Company, Ms. Dorsey will be entitled to receive (a) $220, which is equal to six months of notice pay (to be paid in accordance with the Company’s regular payroll schedule); (b) payment of 100% of Ms. Dorsey’s COBRA premiums for six months; and (c) accelerated vesting of certain options. The foregoing severance payments and benefits, including the accelerated vesting of the equity awards, are conditioned on Ms. Dorsey’s execution of a customary release of claims and compliance with the terms of the Dorsey Separation Agreement, which includes covenants related to confidentiality, non-disparagement and non-solicitation.  On February 1, 2021, the Company’s board of directors appointed Peter Rennard as Interim Chief Financial in order to fill the vacancy created by Ms. Dorsey’s resignation from the position.

M&A Transactions

Sale of Arkansas Management Companies

On January 22, 2020, the Company entered into a Membership Interest Purchase Agreement with Denham Investments, LLC (as subsequently amended on March 31, 2020 and August 12, 2020, the “AK MIPA”)  in connection with the sale of 100% of the membership interests in Pine Bluff Agriceuticals I Management, LLC, a Delaware limited liability company and 79.5% of Arkansas Natural Products I Management, LLC, a Delaware limited liability company.  Both such limited liability companies operated as  management companies that controlled two Arkansas cannabis dispensary licenses to Denham Investments, LLC, an Arkansas limited liability company.  Pursuant to the terms of the AK MIPA, upon closing date, Denham Investments, LLC paid total consideration of $4,092 to the Company for 100% of the membership interests in Pine Bluff Agriceuticals I Management, LLC and 79.5% of Arkansas Natural Products I Management, LLC. $2,000.

Sale of PHX Interactive, LLC

On March 20, 2020, the Company was a party to an Asset Purchase Agreement, whereby Mission Partners USA, LLC, a Delaware limited liability company agreed to sell all of the assets (and certain of the liabilities) of Mission Partners USA, LLC used in connection with the management of Greens Goddess Products, Inc., an Arizona non-profit corporation (“Greens Goddess”) to GGP Management Holdings, LLC, a Delaware limited liability company, for $6,000 in cash. The assets sold, among other things, include the intellectual property rights to the name “Herb’N” and any derivations thereof, the right to use the “Mission” trade name pursuant to a license with the Company, assignment of the lease for the Greens Goddess’ dispensary, and the assignment of the Dispensary Management Services Agreement between Mission Partners USA, LLC and Greens Goddess.  Additionally, the Company paid a $348 fee to a third party in exchange for allowing the Company to sell the foregoing Greens Goddess assets.

Sale of Maryland Assets

On April 30, 2020, the Company entered into an Asset Purchase Agreement (the “Mission MD APA”) with (i) MLH Maryland Operations, LLC, a Delaware limited liability company (“Mission MD Buyer”), and MLH Hampden Real Estate, LLC, a Delaware limited liability company and a wholly owned subsidiary of Buyer (“RE Buyer” and together with Mission PA Buyer, the “MD Buyers”), and (ii) Mission Maryland, LLC, a Maryland limited liability company (“Mission Maryland”), Adroit Consulting Group, LLC, a Delaware limited liability company (“Adroit”), Old Line State Consulting Group, LLC, a Delaware limited liability company (“Old Line” and together with Adroit, the “Mission PA Sellers” and each, a “Mission PA Seller”).  Under the Mission MD APA, which was ultimately amended and restated on September 18, 2020, the Company sold substantially all of the assets of one Maryland dispensary and two management companies that manage two additional Maryland dispensaries to the PA Buyers for $10,550 in cash.

Also April 30, 2020, the Company entered into that certain Membership Interest Purchase Agreement (the “Mission PA MIPA”) in connection with the sale of substantially all of the assets of its wholly-owned subsidiary, Mission Pennsylvania II LLC to MLH NE Pennsylvania LLC for $10,550 in cash, which was delivered into escrow on April 30, 2020 pending the satisfaction of each of the closing conditions set forth in the Mission PA MIPA.

Equity Financing Transactions

On November 12, 2020, the Company entered into an underwriting agreement with Beacon Securities Limited, a Canadian corporation, Canaccord Genuity Corp., a Canadian corporation, and Haywood Securities Inc. (the “Underwriters”), pursuant to which the Underwriters purchased, on a bought deal basis, a total of 24,644,500 units at a price of $0.54 per unit for aggregate offering proceeds to the Company of $13,308. Each unit consisted of one SVS and one-half (1/2) of one SVS purchase warrant.  Each whole warrant entitles the holder thereof to acquire one SVS at an exercise price per share of C$0.90 for a period of 24 months.

The units (and securities underlying the units) were not, nor will they be, registered under the Securities Act of 1933, and were not offered or sold in the United States or to, or for the account or benefit of, “U.S. persons” (as defined in Regulation S under the U.S. Securities Act) absent registration or an applicable exemption from the registration requirements. The units were only offered and sold in the United States pursuant to a private placement to Qualified Institutional Buyers (as defined in Rule 144A under the U.S. Securities Act) and accredited investors (as defined in Rule 501 under the U.S. Securities Act) pursuant to exemptions from the registration requirements under rule 144A of the U.S. Securities Act.

Debt Transactions

LI Lending LLC Notes

On May 10, 2019, the Company entered into a 10.25% promissory note (the “LI Lending Note”) with LI Lending LLC, a Delaware limited liability company and  related party, in the principal amount of $50,000.  LI Lending LLC is related because Roman Tkachenko, a member of the board of directors and Leonid Gontmakher, the Company’s Chief Executive Officer own and control LI Lending LLC.

In April 2020, LI Lending Note was amended in order to allow the Company to sell certain of its asserts in Pennsylvania and Maryland, which were originally collateral under the LI Lending Note. In exchange for the release of such related collateral, the Company agreed to make prepayments of principal to LI Lending LLC in the amount of $250 per month for an eight-month period beginning on May 1, 2020. The $2,000 prepayment was applied the initial principal amount of the LI Lending Note. Additionally, the Company agreed to pay an increased interest rate of 12.25% per annum on the final $10,000 of the LI Lending Note, with the rest of the LI Lending Note being subject the LI Lending Note’s original 10.25% per annum interest rate.

In December 2020, the LI Lending Note was amended and restated to reduce the total principal of the LI Lending Note to $45,000 and to allow for the release of collateral for the sale lease back transactions with Innovative Industrial Properties, Inc. (“IIPR”) described further below. The amendment and restatement of the LI Lending Note increased all interest rates on the LI Lending Note by 2.5%, but allowed the payments resulting from the incremental interest to be deferred until January 1, 2022. The Company elected to defer payment, and the additional 2.5% interest is accrued each month and added to the balance of the LI Lending Note. The Company is still required to make interest-only payments monthly of 10.25% on the initial $33,000 and 12.25% on the final $10,000 of the LI Lending Note until January 1, 2022 when the interest rates of 12.75% for the initial $33,000 and 14.75% for the final $10,000 will take effect for the remaining term.  As amended and restated, the LI Lending Note matures on May 10, 2024. The Company is subject to certain restrictions under the loan agreement, which include the segregation of the proceeds, the use of the funds for permitted uses, and providing security interest on assets acquired with the proceeds.  Monthly interest-only payments are required, and an exit fee of 20% of the principal balance will be due as principal is repaid.

In addition, as partial consideration for the amendment and restatement of the LI Lending Note, the Company issued to LI Lending LLC 2-year warrants to purchase 12,135,922 SVS with a strike price of $0.824.  The warrants were issued in a private placement pursuant to an exemption from registration set forth under the Securities Act.  The issuance of the warrants constitutes a “related party transaction.”

Gotham Green Notes

On January 29, 2020, jointly with Cannex Holdings (Nevada) Inc., a Nevada corporation, the Company entered into a series of securities purchase agreements with Gotham Green Fund II, L.P., a Delaware limited partnership and Gotham Green Fund II (Q), L.P., a Delaware limited partnership, which are subsidiaries of Gotham Green Partners, LLC, a Delaware limited liability company (“GGP”).  In connection with such agreements, on January 29, 2020, the Company issued a 15% Senior Secured Convertible Note jointly with Cannex Holdings (Nevada) Inc., a Nevada corporation to Gotham Green Fund II (Q), L.P., a Delaware limited partnership, in the principal amount of $2,560.  The 15% Senior Secured Convertible Note had an exercise price of $0.647 per SVS, and had a maturity date of July 29, 2020.  In connection with the issuance of such note, the Company issued Gotham Green Fund II (Q), L.P. three year warrants to purchase 23,789 SVS at a price of $0.673 per SVS.  Also on January 29, 2020, the Company issued a 15% Senior Secured Convertible Note jointly with Cannex Holdings (Nevada) Inc., a Nevada corporation to Gotham Green Fund II, L.P., a Delaware limited partnership, in the principal amount of $439.  The 15% Senior Secured Convertible Note had an exercise price of $0.647 per SVS, and had a maturity date of July 29, 2020.  In connection with the issuance of such note, the Company issued Gotham Green Fund II, L.P. three year warrants to purchase 4,087 SVS at a price of $0.673 per SVS.  In May 2020, the Company repaid in full all outstanding 15% Senior Secured Convertible Notes.

In December 2020, the Company also repaid in full all $39,881 in principal of the senior secured convertible notes of Cannex Holdings (Nevada) Inc. held by GGP, which the Company had assumed in full as a result of the RTO.

Convertible Note Financings

On May 14, 2020, the Company issued 5% unsecured convertible notes in the aggregate principal amount of $5,827. The 5% unsecured convertible notes have a conversion price of  $0.25 per SVS, and a maturity date of February 28, 2022.  The Company can require mandatory conversion at any time after November 14, 2020 if that the Company’s stock price remains above $0.50 for 45 consecutive days.  Investors in the unsecured convertible notes were given the right to exchange existing equity investments in the Company into 3% unsecured convertible notes. At a later date, the Company enacted the mandatory conversion feature and converted all outstanding 5% unsecured convertible notes into SVS.

29,775,670 SVS with a value of $13,661 were exchanged into 3% unsecured convertible notes.  The 3% unsecured convertible notes have a conversion price of  $0.46 per SVS, and a maturity date of May 13, 2025.  Furthermore, the 3% unsecured convertible notes pay no interest if the Company’s annual revenue is greater than $15,000 per annum during the term of the notes, and the Company can require mandatory conversion of such notes at any time that the Company’s stock price remains above $0.92 for 45 consecutive days.

The foregoing securities were not, nor will they be, registered under the Securities Act and were not offered or sold in the United States or to, or for the account or benefit of, “U.S. persons” (as defined in Regulation S under the U.S. Securities Act) absent registration or an applicable exemption from the registration requirements. The securities were only offered and sold in the United States pursuant to a private placement to Qualified Institutional Buyers (as defined in Rule 144A under the U.S. Securities Act) and accredited investors (as defined in Rule 501 under the U.S. Securities Act) pursuant to exemptions from the registration requirements under rule 144A of the U.S. Securities Act.

Sale-Leaseback Transactions

On October 26, 2020, Real Estate Properties LLC, a Washington limited liability company entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the “Washington PSA”) with IIP Operating Partnership, LP, a Delaware limited partnership and affiliate of IIPR.  Also on October 26, 2020, 401 East Main Street, LLC, a Delaware limited partnership entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the “Massachusetts PSA, and with the Washington PSA, the “PSAs”) with IIP Operating Partnership, LP, a Delaware limited partnership and affiliate of IIPR.  Under the terms of the PSAs, the Company sold the real estate underlying its cultivation and production facilities in Olympia, WA and Georgetown, MA IIP Operating Partnership, LP for a total purchase price of approximately $33,000.

Concurrent with the closing of the transactions contemplated by the PSAs, on December 17, 2020, Superior Gardens, LLC, a Washington limited liability company, entered into a 20-year, triple-net lease (the “Washington Lease”) for the property located at 9603 and 9631 Lathrop Industrial Dr. SW in Olympia, Washington 98512 from IIP-WA 1 LLC, a Delaware limited liability company and affiliate of IIPR.  The Security Deposit paid for the Washington Lease was $634, and the monthly base rent of the Washington Lease is $211.  Superior Gardens, LLC must also pay to IIP-WA 1 LLC a monthly management fee equal to 1.5% of the then-current base rent due under the Washington Lease. The Washington Lease is renewable for two additional 5-year extensions.

Also concurrent with the closing of the transactions contemplated by the PSAs, on December 17, 2020, Health Pharms, Inc., a Massachusetts corporation, entered into a 20-year, triple-net lease (the “Massachusetts Lease”) for the property located at 401 E. Main Street, Georgetown, Massachusetts 01833 from IIP-MA 6 LLC, a Delaware limited liability company and affiliate of IIPR.  The Security Deposit paid for the Washington Lease was $562, and the monthly base rent of the Massachusetts Lease is $187.  Health Pharms, Inc. must also pay to IIP-MA 6 LLC a monthly management fee equal to 1.5% of the then-current base rent due under the Massachusetts Lease. The Massachusetts Lease is renewable for two additional 5-year extensions.

Amendment and Restatement of the Articles of the Company

At the annual and special meeting of the shareholders of the Company held on December 21, 2020 the shareholders of the Company approved resolutions authorizing an amendment to the articles of the Company to permit the Company to convert at its option the subordinate proportionate voting shares (“SPVS”) of the Company to SVS (the “SPVS Conversion”); and (ii) an amendment to, and restatement of, the articles of the Company to eliminate the class of SPVS, subject to certain customary terms and conditions.  Shareholders approved the resolution, and all outstanding SPVS were converted into SVS, and the class of SPVS was eliminated from the Company’s capital structure as of December 31, 2020.

Business Segments Reduction

As the Company grows and undergoes changes in the nature of operations of its business, it is necessary for management to assess how performance for the segment operations are viewed and measured. As a result of acquisitions and divestures in the recent years, management has determined a change from prior years’ reportable segments, as a result of changes in internal reporting structure regarding the management of business divisions.

For the year 2019, the Company reported financial performance four operating segments, which were also their reportable segments:

•	Production – Manufacturing and distribution of packaged cannabis products to its own dispensaries and third-party retail customers, and importation and sale of equipment and supplies.
•

Retail – Direct sales to end consumers in its retail stores. Retail sales are through owned or controlled licensed dispensaries in Illinois, Massachusetts, Michigan, Pennsylvania, Maryland, and Arkansas. HPI grows and manufactures much of the products that are sold in the HPI dispensary. Revenue from the sale of HPI internally produced products is considered dispensary revenue.

•	Pure Ratios – Production and sale of CBD products to third-party customers.
•	Real Estate – leasing of real estate to cannabis producers who are related parties.

In 2020, the Company determined the four operating segments meet the aggregation criteria set out in ASC Topic 280, Segment Reporting, and is presenting segment information in two reportable segments:

•

THC Cannabis – Production and cultivation of THC cannabis, manufacturing and distribution of cannabis products to own dispensaries and third party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

•	CBD Cannabis – Pure Ratios which encompasses the production and sale of CBD products to third-party customers

All segment disclosures related to prior years in this document have been restated for comparability to the reportable segments in 2020.

Business

As of December 31, 2020, the Company had two business segments:

•

THC Cannabis – Production and cultivation of THC cannabis, manufacturing and distribution of cannabis products to own dispensaries and third party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

•	CBD Wellness – Pure Ratios which encompasses the production and sale of CBD products to third-party customers

THC Cannabis - Retail

As part of its THC Cannabis segment, the Company owns and operates two dispensaries in Massachusetts, and two dispensaries in Illinois and one dispensary in Michigan. The Company leases the real estate in connection with the Worcester, Massachusetts property, the Calumet City dispensary and the Om of Medicine LLC (“Om”) dispensary in Michigan and owns the real estate in connection with Mission South Shore and Georgetown Mission facilities. The Company also completed the sale and leaseback of the Company’s cultivation and production facilities in Tumwater, Washington and Georgetown, Massachusetts.

The Company acquired its interest in the Om dispensary pursuant to a membership interest purchase agreement dated April 15, 2019. The transfer of the Om cannabis dispensary license from Om to the Company remains subject to Michigan regulatory approval. In order to receive such regulatory approval, the Michigan regulators need to complete background checks on the executive officers, directors and 10% shareholders of the Company. As similar background checks have been completed on such persons by other state regulators, the Company does not anticipate any material issues in receiving regulatory approval for the Om dispensary license transfer. The Company has submitted the transfer application and is awaiting approval from the Michigan regulators. In the interim, the Om dispensary is being operated by a former member of Om who is a current employee of the Company. The Company has assumed the economic interests and liabilities of Om and the Om dispensary.

The Company’s dispensaries are, with the exception of Om in Michigan, branded under the “MISSION” retail brand. The dispensaries sell products which are either: (1) purchased from licensed cannabis producers in the state in which they operate, if allowed under state law and regulation; or, (2) transferred from the Company’s owned or managed production operations within the relevant state market as in the case of markets where “vertical integration” (i.e. jurisdictions in which the Company can and does own both retail and production cannabis assets such as Illinois or Massachusetts). Product availability varies depending on conditions in the Company’s key retail markets, and the performance of the Company’s own production assets. Product shortages are common during the initial launch of an adult use cannabis regime, such as in Illinois. Interstate commerce of cannabis is illegal under state and federal law and therefore the Company may not transfer inventory between key retail markets currently.

The Company is focused on expanding its own production assets in order to provide better product availability for the retail segment, especially focusing on increasing supply of high-quality dried cannabis flower in markets where such product is in relatively short supply, such as in Illinois and Massachusetts.

Generally, the Company sells cannabis packaged goods in accordance with applicable state law and regulation through retail dispensaries (i.e. in store). However, due to the COVID-19 pandemic, the Company has expanded its services in certain markets to accommodate online ordering, curbside pickup and delivery where such activities are permitted by applicable state law and regulation.

The Company operates age-gated online educational platforms (https://4frontventures.com/ and https://missiondispensaries.com/) for patients and customers of its dispensaries (the “Online Platform”). The content of such websites is not deemed to be incorporated by reference in this report or filed with the SEC. Prior to launching the

Online Platform, the Company’s compliance team and internal and external counsel undertook a review of the applicable federal and state privacy, advertising and cannabis laws and launched the Online Platform in a manner intended to ensure compliance with such laws. The Online Platform allows patients and customers to understand the cannabis products that the Company offers and view real-time pricing and product availability at the Company’s dispensaries, and as a repository of miscellaneous corporate and investor information. The Online Platform does not provide any education, information or any other functionalities with respect to any third-party dispensaries.

No purchase or sale transactions occur on the Online Platform. A patient or customer may reserve products using the Online Platform, but the patient or customer must be physically present at one of the Company’s dispensaries to consummate the purchase and sale of products. This requirement allows the Company and dispensary staff to ensure that the Company’s standard operating procedures (including its compliance program(s)) are applied to all patients and customers in connection with the purchase and sale of products.

In jurisdictions where medical cannabis is legal, upon arrival of the patient at the applicable dispensary, dispensary staff must verify the patient’s identity and accreditation (such as a state-issued medical cannabis card) and confirm the patient’s allotment to ensure the user is not exceeding the state’s allotment limits. Once the foregoing is verified, the patient may pay for the product(s) to complete the purchase. If the customer does not have valid identification and accreditation, the customer will not be able to purchase medical cannabis at the applicable Company dispensary, irrespective of any reservation(s) made on the Online Platform.

In jurisdictions where recreational cannabis is legal, upon arrival of the customer at the applicable dispensary, dispensary staff must verify that the customer is at least 21 years of age by verifying the customer’s government-issued identification. Once the identification is verified, the customer may pay for the product(s) to complete the transaction. If the customer does not have valid identification, the customer will not be able to purchase recreational cannabis at the applicable Company dispensary, irrespective of any reservation(s) made on the Online Platform.

THC Cannabis - Production

Also as part of its THC Cannabis segment, the Company operates two production facilities in Massachusetts and one in Illinois. The Company is building a cannabis manufacturing facility in Commerce, California to be completed in 2021.

The Company is currently retrofitting its production facility in Georgetown, Massachusetts in order to add additional processing and growing capacity, which the Company expects to complete quartering 2021, and has also completed a retrofit of its smaller production facility in Worcester, Massachusetts which has increased its production capacity. The Company further plans an expansion of its flowering space in Illinois in order to better support product availability at its South Chicago and Calumet City dispensaries. As further described herein, the Company has completed the sale of the facility in Georgetown, Massachusetts (as defined below). See “Recent Developments”.

The Company produces dried cannabis flower and trim, extracted cannabis products such as wax and distillate, and cannabis infused edible products in its production facilities.

The production segment utilizes certain raw materials to produce cannabis flowers and other extracted products. To produce and dry cannabis flower, the Company utilizes growing medium, nutrients, water, electrical power, soil adjuvants, and certain beneficial pests as part of its integrated pest management efforts. There are many sources for such products (except for water and power, which are provided by the local utility), and prices are reflective of commodity pricing worldwide. Some of these raw material inputs are sourced internationally, so changes in import laws or duties are a potential risk. The prices of power and water are generally stable and set through processes that involve governmental approvals over any increases, but the prices of growing medium, nutrients, etc. are all at least somewhat exposed to underlying commodity price volatility.

For extract products, an additional input is butane or propane for use as a solvent. These gases are largely a commodity, their pricing is reflective of worldwide conditions, and they are supplied to the Company’s operations by local suppliers of industrial gases and materials in the relevant jurisdictions. Prices for such inputs may be volatile, as with any other commodity.

The Company employs certain state registered and unregistered trademarks in association with its cannabis goods, including the dried cannabis flower brands “FUNKY MONKEY” and “LEGENDS,” the edibles brands “LEFT HANDED” and “VERDURE,” and the extracts brands “GOLDEN GOO” and “CRYSTAL CLEAR”.

CBD Wellness

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly-owned subsidiary, Pure Ratios.  Pure Ratios is a cannabidiol (“CBD”) products company in California that sells a variety of CBD products, both directly to consumer, business to business, and through third party fulfilment vendors. The products include CBD patches, salves, roll-ons, and tablets containing CBD with apoptogenic mushroom ingredients. Pure Ratios produces certain base ingredients, such as the CBD plus proprietary ingredient mixtures which are then injected into the finished patches by contract manufacturers. The Company also sells its Pure Ratios branded products through its CBD e-commerce platform www.pureratios.com.  The content of such websites is not deemed to be incorporated by reference in this report or filed with the SEC.

The Pure Ratios segment utilizes certain raw materials to produce its CBD source materials, as do its contract manufacturers. These products include CBD source material, and certain herbs and other Ayurvedic ingredients which are part of Pure Ratios’ formulations. These raw materials are generally commodities and their prices are reflective of worldwide commodity prices and volatility.

Pure Ratios utilizes reservoir patch technology, trade secrets and other intangible knowhow in the creation and formulation of the proprietary blend of herbs and other ingredients which are combined with CBD in its products. Pure Ratios allows NWCS (as defined below) to use its intellectual property for product sales.

Pure Ratios creates certain of its CBD source materials through its proprietary processes and techniques, but creation and assembly of finished goods (e.g. salves, patches, etc.) is contracted to third party contract manufacturers. Additionally, Pure Ratios contracts with an internet sales organization which advertises Pure Ratios products, and then fulfils those products as well. Pure Ratios is therefore economically dependent on such third party manufacturers, and the third party advertising/fulfilment company.

In 2020, the market experienced a significant decrease in pricing across CBD products as additional suppliers entered the market. However, if federal and state policies change in favor of the industry, and if the FDA begins to test and regulate the quality of related consumer products, the downward trend in pricing could reverse. Please see the “Description of the U.S. Legal Cannabis Industry” section for further information on the regulatory landscape in which the Company operates.

Corporate Structure

4Front Ventures Corp. is a corporation existing under the provisions of the Business Corporations Act (British Columbia). The Company currently owns or manages licensed cannabis facilities in state-licensed markets in the United States. On July 31, 2019, 4Front Holdings LLC (“Holdings”) and Cannex Capital Holdings Inc. (“Cannex”) completed a business combination which resulted in the business of each of Holdings and Cannex becoming the business of the Company (the “Business Combination”).

The following is an organizational chart that represents the current intercorporate relationships among the Company and its subsidiaries.

Notes:

100% interest in each of Harborside Illinois Grown Medicine, Inc. and IL Grown Medicine, LLC are beneficial interests only, held by a Nominee Holder (as defined herein).

The Company is, through certain subsidiaries, and intends to be, directly or indirectly, through additional subsidiaries and proposed acquisition targets, directly engaged in the cultivation, processing, sale and distribution of cannabis in the cannabis marketplaces in Michigan, Illinois, California, Washington and Massachusetts. Although the Company’s business activities are compliant with applicable U.S. state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

The Company directly or indirectly owns and controls the voting shares of all the subsidiaries in the percentages below. In addition, 4Front has a 100% beneficial interest in each of Harborside Illinois Grown Medicine, Inc., the holder of two dispensary licenses in Illinois, and IL Grown Medicine, LLC, the holder of a cultivation license in Illinois; each of these entities represents 10% or more of the total assets of 4Front or 10% or more of the total revenues of 4Front.

Holding Entity	% Owned	State	License Number	Expiry Date	Description
Healthy Pharms Inc.	100%	MA	RMD-285-C RMD285-P RMD285-R MR281754 MC281631 MP281450	June 27, 2021 June 27, 2021 June 27, 2021 March 11, 2022 March 12, 2022 March 12, 2022	Collocated Cultivation / Production / Dispensary
Mission MA, Inc.	100%	MA	RMD1125-C RMD1125-P RMD1125-R MP281312 MC281288 MR281259	October 21, 2021 October 21, 2021 October 21, 2021 August 24, 2021 August 21,2021 August 21,2021	Collocated Cultivation / Production / Dispensary
MMA Capital, LLC	95%	MA	N/A	N/A	Finance Company

Cannex Holdings (California), Inc	100%	CA	Commerce Commercial Cannabis Permit ID No. 18-069 State License Nos. CDPH-10002723 & C11-0000825-LIC	June 28, 2029 April 23, 2021 July 16, 2021	Production and Distribution
4Front California Capital Holdings Inc.	100%	CA	N/A	N/A	Real Estate Holding
Harborside Illinois Grown Medicine, Inc.	100%	IL	DISP.000053 AUDO.000027	June 8, 2021 March 31, 2022	Dispensary (allowing for the operation of 2 dispensaries) Adult use/Dispensary
IL Grown Medicine, LLC	100%	IL	1504160768- EA	March 31, 2022	Cultivation
Om of Medicine, LLC	100%	MI	PC-000123	September 10, 2021	Co-located Medical Provisioning Center (Dispensary)
Om of Medicine, LLC	100%	MI	AU-R-000133	December 17, 2020 (1)	Co-located Adult-Use Dispensary
Real Estate Properties LLC	100%	WA	N/A	N/A	Real Estate Holding
Ag-Grow Imports LLC	100%	WA	N/A	N/A	Importer of Equipment
Brightleaf Development LLC	100%	WA	N/A	N/A	Holding Company
Fuller Hill Development Co, LLC	100%	WA	N/A	N/A	Real Estate Holding
Pure Ratios Holdings, Inc.	100%	DE	N/A	N/A	Online CBD Retail
4Front US Holdings, Inc.	100%	DE	N/A	N/A	Holding Company
4Front Holdings, LLC	100%	DE	N/A	N/A	Holding Company
Mission Partners IP, LLC	100%	DE	N/A	N/A	IP Holding Company
Mission Partners USA, LLC	100%	DE	N/A	N/A	Investment Company
Linchpin Investors, LLC	100%	DE	N/A	N/A	Finance Company
4Front Advisors, LLC	100%	AZ	N/A	N/A	Consulting Company
4Front Nevada Corp.	100%	NV	N/A	N/A	Holding Company

(1) Renewal application has been submitted, and is in process.

DESCRIPTION OF THE U.S. LEGAL CANNABIS INDUSTRY

In accordance with Canadian Securities Administrators Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is directly involved through certain subsidiaries and investees and expects to be involved in the U.S. legal cannabis industry. The Company is, through certain subsidiaries, and intends to be, directly or indirectly, through additional subsidiaries and proposed acquisition targets, directly engaged in the cultivation, processing, sale and distribution of cannabis in Michigan, Illinois, California, Washington and Massachusetts.

The following table is intended to assist readers in identifying those parts of this 10-K that address the disclosure expectations outlined in Staff Notice 51-352.

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Cross Reference
All issuers with U.S. Marijuana-Related Activities

Describe the nature of the Corporation’s involvement in the U.S. marijuana industry and include the disclosures indicated for at least one of the direct, indirect and ancillary industry involvement types noted in this table.

•Item 1. Business – Description of the U.S. Legal Cannabis Industry
	Prominently state that marijuana is illegal under U.S. federal law and that enforcement of relevant laws is a significant risk.	•Item 1. Business - Description of the U.S. Legal Cannabis Industry – Legal and Regulatory Matters

Discuss any statements and other available guidance made by federal authorities or prosecutors regarding the risk of enforcement action in any jurisdiction where the Corporation conducts U.S. marijuana-related activities.

•Item 1. Business - Description of the U.S. Legal Cannabis Industry – Legal and Regulatory Matters

Outline related risks including, among others, the risk that third-party service providers could suspend or withdraw services and the risk that regulatory bodies could impose certain restrictions on the Corporation’s ability to operate in the U.S.

•Item 1. Business - Description of the U.S. Legal Cannabis Industry – Legal and Regulatory Matters

Given the illegality of marijuana under U.S. federal law, discuss the Corporation’s ability to access both public and private capital and indicate what financing options are/are not available in order to support continuing operations.

•Item 1. Business - Description of the U.S. Legal Cannabis Industry – Legal and Regulatory Matters
	Quantify the Corporation’s balance sheet and operating statement exposure to U.S. marijuana related activities.	• Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclose if legal advice has not been obtained, either in the form of a legal opinion or otherwise, regarding (a) compliance with applicable state regulatory frameworks and (b) potential exposure and implications arising from U.S. federal law.

•Item 1. Business – Description of the U.S. Legal Cannabis Industry and - Compliance
U.S. Marijuana Issuers with direct involvement in cultivation or distribution

Outline the regulations for U.S. states in which the Corporation operates and confirm how the Corporation complies with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.

•Item 1. Business – Description of the U.S. Legal Cannabis Industry - The Regulatory Landscape on a U.S. State Level

Discuss the Corporation’s program for monitoring compliance with U.S. state law on an ongoing basis, outline internal compliance procedures and provide a positive statement indicating that the Corporation is in compliance with U.S. state law and the related licensing framework. Promptly disclose any non-compliance, citations or notices of violation which may have an impact on the Corporation’s license, business activities or operations.

• Item 1. Business - Compliance
U.S. Marijuana Issuers with indirect involvement in cultivation or distribution	Outline the regulations for U.S. states in which the Corporation’s investee(s) operate.	•Not applicable

Provide reasonable assurance, through either positive or negative statements, that the investee’s business is in compliance with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state. Promptly disclose any non- compliance, citations or notices of violation, of which the Corporation is aware, that may have an impact on the investee’s license, business activities or operations.

•Not applicable
U.S. Marijuana Issuers with material ancillary involvement

Provide reasonable assurance, through either positive or negative statements, that the applicable customer’s or investee’s business is in compliance with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.

•Item 1. Business - Description of the U.S. Legal Cannabis Industry - The Regulatory Landscape on a U.S. State Level and -Compliance

As of the date hereof, 100% of the Company’s business is derived from direct or ancillary U.S. Cannabis-related activities. The following chart sets out, the U.S. state(s) in which the Company and its subsidiaries operates in, as more specifically described below.

State	Primary Cannabis Regulator(s)	Direct, Indirect, or Ancillary Involvement in the U.S. Cannabis Industry (1)	Currently Operational?	Brief Description of Operations
IL	Dispensary: Illinois Department of Public Health Cultivation: Illinois Department of Agriculture	Direct	Yes	Beneficial owner of 1 dispensary license (allowing for the operation of 2 dispensaries) and 1 cultivation/production license
MA	Massachusetts Cannabis Control Commission	Direct	Yes	Owner of 3 medical treatment center licenses for retail, cultivation and processing (2 operating), 2 adult use retail licenses, and 2 adult use cultivation and processing licenses.
MI	Michigan Department of Licensing and Regulatory Affairs	Direct	Yes

Will be the owner of entity which holds 1 Medical Provisioning Center license and 1 Adult-Use dispensary license when final regulatory approval is received. Company estimates regulatory approval will be received in Q2 2021.

CA	Manufacturing: California Department of Public Health Distribution: California Department of Consumer Affairs, Bureau of Cannabis Control	Direct and Ancillary	No – Direct Yes – Ancillary

Direct: The Company owns a subsidiary that holds a local marijuana business permit from the City of Commerce, California, a provisional license from the California Bureau of Cannabis Control, and an annual license from the California Department of Public Health, Manufactured Cannabis Safety Branch, allowing adult-use and medicinal commercial cannabis manufacturing (volatile extraction) and distribution.

Ancillary: The Company’s subsidiary, Pure Ratios Holdings Inc., is engaged in the sale of hemp products, and also the licensing of certain intellectual property to entities which are directly involved in various state cannabis operations.

WA	Washington State Liquor and Cannabis Board	Ancillary	Yes	Landlord and packaging supplier to cultivation and production licensees.

Legal and Regulatory Matters

Regulation of Cannabis in the United States

Marijuana (cannabis) is illegal under U.S. federal law, and enforcement of relevant laws governing marijuana-related activities is a significant risk for the Company. The U.S. federal government regulates drugs through, among other things, the Controlled Substances Act (“CSA”), 21 U.S.C. § 801 et seq., which places controlled substances, including marijuana, in a schedule. Marijuana is a Schedule I drug. A Schedule I controlled substance is defined as having no currently accepted medical use and a high potential for abuse. With the limited exception of the U.S. Food and Drug Administration’s (“FDA”) approving Epidiolex (cannabidiol) (CBD) oral solution for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, the FDA has not approved cannabis or any cannabis-derived compound as safe and effective drug for any indication.  FDA has approved Marinol and Syndros for therapeutic uses in the U.S., including for the treatment of anorexia associated with weight loss in AIDS patients. Marinol and Syndros include the active ingredient dronabinol, a synthetic delta-9- tetrahydrocannabinol (“THC”).  Another FDA-approved drug, Cesamet, contains the active ingredient nabilone, which has a chemical structure similar to THC and is synthetically derived.

Unlike in Canada, which has federal legislation governing the cultivation, distribution, sale, and possession of medical and adult-use cannabis, cannabis is largely regulated at the state level in the United States.

State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical, and in some cases also adult-use cannabis production and distribution by licensed entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law under any and all circumstances. Although the Company’s activities are compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

Given the illegality of marijuana under U.S. federal law, the Company’s access to capital could be negatively affected by public and/or private capital not being available to support continuing operations. At present, management believes that both private and public capital are available to the Company on terms acceptable to the Company, but management also believes that this capital availability could change without notice, requiring the Company to operate solely on internally generated funds. In the event that the Company has insufficient internally generated funds the Company could fail and you could lose all of your investment. Management is not currently aware of any specific U.S. federal or state initiatives that would lessen the Company's capital access.

On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a memorandum to all U.S. Attorneys in which he rescinded previous guidance from the U.S. Department of Justice (“DOJ”) specific to cannabis enforcement in the United States, including the Memorandum drafted by former Deputy Attorney General James Michael Cole in 2013 (the “Cole Memo”). With the Cole Memo rescinded, U.S. federal prosecutors have been given discretion in determining whether to prosecute cannabis related violations of U.S. federal law. If DOJ pursues prosecutions, then the Company could face, among other things: (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries; (ii) the arrest of its employees, directors, officers, managers and investors; (iii) charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis; and/or (iv) barring employees, directors, officers, managers and investors who are not U.S. citizens from entry into the United States for life. On November 7, 2018, Mr. Sessions tendered his resignation as Attorney General at the request of President Donald Trump. Following Mr. Sessions’ resignation, William Barr was sworn in as United States Attorney General. During his confirmation hearing on January 15, 2019, Mr. Barr pledged not to pursue marijuana companies that comply with state law. This pledge was made in writing, when responding to written questions from Senators: “As discussed in my hearing, I do not intend to go after parties who have complied with the state law in reliance on the Cole Memorandum.” During William Barr’s tenure as Attorney General, DOJ did not pursue marijuana companies that comply with state law.  On January 6, 2021, then President-elect Joe Biden announced his intention to nominate then-Chief Judge of the United States Court of Appeals for the District of Columbia Circuit Merrick Garland to succeed William Barr as Attorney General. On January 20, 2021, President Biden officially nominated Merrick Garland to serve as Attorney General. On March 10, 2021, the U.S. Senate confirmed Merrick Garland by a vote of 70-30. It is unclear what impact Merrick Garland serving as the U.S. Attorney General will have on DOJ’s marijuana-related enforcement. However, during his confirmation hearing on February 22, 2021, then-Chief Judge Garland said, among other things, that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing.  So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.”

Despite uncertainty regarding DOJ’s future treatment of marijuana, there has been limited federal legislative protection for the medical cannabis industry. For fiscal years 2015-2018, Congress adopted budget riders to the Consolidated Appropriations Acts (sometimes referred to as the Rohrabacher-Farr or Rohrabacher-Blumenauer Amendment) to prevent the federal government from using appropriated funds to enforce federal marijuana laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher-Blumenauer Amendment was included in the fiscal year 2018 budget passed on March 23, 2018. The Rohrabacher-Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by then-President Trump in February 2019. In signing the Rohrabacher-Blumenauer Amendment, President Trump issued a signing statement noting that the Rohrabacher-Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” On June 20, 2019, the House approved a broader amendment that, in addition to protecting state medical cannabis programs, would also protect state adult use programs. On September 26, 2019, the Senate Appropriations Committee declined to take up the broader amendment but did approve the Rohrabacher-Blumenauer Amendment for the fiscal year 2020 spending bill.

On September 27, 2019, the Rohrabacher-Blumenauer Amendment was reviewed as part of a stopgap spending bill, in effect through November 21, 2019. On July 30, 2020, the House passed an amendment, included in a Commerce, Justice, Science (CJS) Appropriations bill, that protects state-legal cannabis businesses from federal intervention by barring the Department of Justice from using taxpayer funds to enforce federal anti-cannabis laws in U.S. states that have legalized medical and/or adult-use cannabis. On December 27, 2020, the Rohrabacher-Blumenauer Amendment was approved as part of the omnibus spending bill for fiscal year 2021, effective through September 30, 2021.

Additionally, the Rohrabacher-Blumenauer Amendment may or may not be renewed in future bills in order to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. If the Rohrabacher-Blumenauer Amendment is not renewed in the future, potential proceedings could involve significant restrictions being imposed upon the Company or third parties and divert our attention. Such proceedings could also have a material adverse effect on our business, prospects, revenue, results of operation and financial condition, as well as our reputation, even if such proceedings were concluded successfully in our favor.

In spite of the limited federal legislative protection for the medical cannabis industry, there remains inconsistency between federal and state laws, U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations present major risks for us.

Regulation of Industrial Hemp in the United States Federally

On December 20, 2018, the Agricultural Improvement Act of 2018 (commonly known as the “2018 Farm Bill”) was signed into law. The 2018 Farm Bill, among other things, removes industrial hemp and its derivatives, including cannabidiol (“CBD”), from the CSA and amends the Agricultural Marketing Act of 1946 to allow for industrial hemp production and sale in the United States. Under the Farm Bill, industrial hemp is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.”

The 2018 Farm Bill did not legalize CBD derived from “marijuana” (as such term is defined in the CSA), which is and remains a Schedule I controlled substance under the CSA. The U.S. Department of Agriculture (“USDA”) is responsible for promulgating regulations under the 2018 Farm Bill. Pursuant to the 2018 Farm Bill, U.S. territories and tribal governments may adopt their own regulatory plans for hemp production even if more restrictive than federal regulations so long as they meet minimum federal standards approved by the USDA. Those territories or tribal governments which choose not to adopt their own hemp production regulations will be governed by USDA regulations.

On October 31, 2019, the USDA issued an interim final ruling governing domestic production of hemp under the 2018 Farm Bill which establishes the U.S. Domestic Hemp Production Program and opened a 60-day public comment period. On January 15, 2021, USDA issued its final hemp production program rule. The rule outlines various USDA requirements for state and tribal hemp programs and provide for a process of state/tribal hemp production plan submission and USDA approval/rejection within 60 days of such submission. There can be no assurances regarding any plan’s acceptance, and the final rulemaking may potentially be delayed.

The 2018 Farm Bill also preserved the FDA’s authority related to the introduction of hemp and hemp-derived compounds, such as CBD, in foods, beverages, cosmetics, and dietary supplements. FDA’s current view is that it is unlawful under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements. When a substance is excluded from the dietary supplement definition in the FD&C Act, like CBD is, FDA could issue a regulation, after notice and comment, finding that CBD would be lawful under the FD&C Act.  To date, FDA has issued no such regulation regarding CBD and there can be no assurances that FDA will issue such a regulation. With regard to topical CBD products (i.e., cosmetics), FDA has said that CBD is not a prohibited cosmetic ingredient (i.e., that CBD topicals are permissible) as long as the product is not intended to affect the structure or function of the body, or to diagnose, cure, mitigate, treat or prevent disease. Despite FDA’s position on ingestible CBD products, to date, FDA has not taken enforcement action against producers of such products absent therapeutic claims being made about use of such products.  More specifically, FDA has only issued Warning Letters to producers of ingestible CBD products for making therapeutic claims – with a focus on more aggressive claims – involving the treatment of conditions such as COVID-19, AIDS, diabetes, post-traumatic stress disorder, Alzheimer’s disease, cancer, neuropathy, chronic pain, and anxiety.  So far, selling an ingestible CBD product, but not making treatment claims about the same, has not resulted in FDA enforcement action.  Accordingly, even though ingestible CBD products violate the FD&C Act, FDA does not seem interested in pursuing enforcement action against such products unless they bear therapeutic claims. There can be no assurances regarding FDA continuing this approach to CBD enforcement.

Nature of the Business Model

Since the cultivation, processing, production, distribution, and sale of cannabis for any purpose, medical, adult use or otherwise, remain illegal under U.S. federal law, it is possible that the Company may be forced to cease activities. The United States federal government, through, among others, the DOJ, its sub agency the Drug Enforcement Administration (“DEA”), and the U.S. Internal Revenue Service (the “IRS”), has the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers.

U.S. State Regulatory Uncertainty

There is no assurance that state laws authorizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect the Company, its business and its assets or investments.

Certain U.S. states where medical and/or adult use cannabis is authorized have or are considering special taxes or fees on the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees.

The Company is Subject to Applicable Anti-Money Laundering Laws and Regulations

The Company is subject to a variety of laws and regulations domestically in the U.S. that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S.. The Company is also subject to similar laws and regulations in Canada, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively.

The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance included in the Cole Memorandum.

The rescission of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself.

Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow the guidelines of the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

Restricted Access to Banking

In February 2014, FinCEN issued the FinCEN Memorandum (which is not law) which provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States House of Representatives has passed the SAFE Banking Act multiple times, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it has not yet been passed by the U.S. Senate, and if Congress fails to pass the SAFE Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

Lack of Access to U.S. Bankruptcy Protections; Other Bankruptcy Risks

Because cannabis remains illegal under U.S. federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If the Company were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available, which would have a material adverse effect.  In addition, bankruptcy or other similar proceedings are often a complex and lengthy process, the outcome of which may be uncertain and could result in a material adverse effect on the Company.

Heightened Scrutiny by Canadian Authorities

Because cannabis is illegal under U.S. federal law, the business, operations and investments of the Company in the U.S., and any future businesses, operations and investments, may become the subject of heightened scrutiny by securities regulators, stock exchanges and other authorities in Canada. As a result, the Company may be subject to significant direct and indirect interaction with Canadian public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to invest or hold interests in other entities in the U.S. or any other jurisdiction, or have consequences for its stock exchange listing or Canadian reporting obligations, in addition to those described herein. See “The Company’s Business Activities are Illegal under U.S. Federal Law”.

On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 - Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”) describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

CDS Clearing and Depository Services Inc. (“CDS”) is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the CSE and the Toronto Stock Exchange confirming that it relies on such exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the U.S.  Even though the MOU indicated that there are no plans of banning the settlement of securities of issuers with U.S. cannabis related activities through CDS, there can be no guarantee that the settlement of securities will continue in the future.

Constraints on Marketing Products

The development of the Company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies for products containing cannabis or ingredients derived from cannabis, including but not limited, to the FDA, USDA, the Federal Trade Commission (“FTC”), and state regulatory agencies that may institute new regulatory requirements. The regulatory environment in the United States limits the Company’s ability to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and operating results could be adversely affected.

Reliance on Management or Consulting Services Agreements with Subsidiaries and Affiliates

The Company’s subsidiaries and other affiliates provide assistance and advice regarding the medicinal cannabis business in certain cases through management services agreements entered into with state-licensed entities. Under such agreements, the subsidiaries and affiliates perform certain management and operational services. In exchange for providing these services, the subsidiaries and affiliates receive management fees which are a key source of revenue for the Company. Payment of such fees is dependent on the continuing validity and enforceability of the relevant management services agreements. If such agreements are found to be invalid or unenforceable by regulators, whether on the basis that they relate to activities that are illegal under U.S. federal law or otherwise, or are terminated by the counter-party, this could have a material adverse effect on the Company’s business, prospects, financial condition, and operating results.

Tax Risks Related to Controlled Substances

Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the Internal Revenue Code (the “Code”) prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). IRS has applied Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses.

Limited Trademark Protection

We will not be able to register any U.S. federal trademarks in classes covering their cannabis-related products or services under the current state of federal law. Because producing, manufacturing, processing, possessing, distributing, and selling cannabis is illegal under the CSA, the United States Patent and Trademark Office (“USPTO”) will not permit the registration of any trademark that does not comply with the CSA. As a result, the Company will unlikely be able to protect its cannabis product trademarks beyond the geographic areas in which its subsidiaries conduct business pursuant to the relevant state’s law.

Civil Asset Forfeiture

Because the cannabis industry remains illegal under U.S. federal law, any real or personal property owned by participants in the cannabis industry, such as the Company, which is used in the course of conducting such business, or any property or monies deemed to be proceeds of an illegal cannabis business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture, even in the absence of a criminal charge or conviction.

FDA Regulation

Cannabis containing more than 0.3% THC (tetrahydrocannabinol) remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the FDA would regulate it under the FD&C Act, or under the Public Health Service Act. Additionally, the FDA may issue rules, regulations or guidance including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. If regulated by the FDA as a drug, clinical trials would be needed to demonstrate efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations.

In addition, while the FDA has not yet pursued enforcement actions against the cannabis industry, it has sent numerous warning letters to sellers of CBD products making health claims. The FDA could turn its attention to the cannabis industry especially relating to claims of concern. In the event that some or all of these regulations or enforcement actions are imposed, what the impact this would have on the cannabis industry is unknown, including what costs, requirements and possible prohibitions may be enforced.

Laws and Regulations Affecting the Industry in which the Company Operates are Constantly Changing

The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect the Company. The current and proposed operations of the Company and its subsidiaries are subject to a variety of local, state and federal medical cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter certain aspects of their business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of the Company and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company's profitability or cause it to cease operations entirely. The cannabis industry may come under scrutiny or further scrutiny by, the FDA, USDA, DEA, IRS, SEC, the DOJ, the Financial Industry Regulatory Advisory or other federal or applicable state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, the Company will not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business. For example, see the “Risk Factors - Heightened Scrutiny by Canadian Authorities” related to CDS above.

Limitation on Ownership of Licenses

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own. For example, in Massachusetts, no person may have an ownership interest, or control over, more than three license holders in any category - cultivation, processing or dispensing. The Company believes that, where such restrictions apply, it may still capture significant share of revenue in the market through wholesale sales, exclusive marketing relations, provision of management or consulting services, franchising and similar arrangement with other operators. Nevertheless, such limitations on the acquisition of ownership of additional licenses within certain states may limit the Company’s ability to grow organically or to increase its market share in such states.

The Regulatory Landscape on a U.S. State Level

Illinois

Legislative History

In January 2014, the Compassionate Use of Medical Cannabis Pilot Program Act, which allows individuals diagnosed with certain debilitating or “qualified” medical conditions to access medical marijuana, became effective. In January 2019, the Illinois Department of Health launched the Opioid Alternative Pilot Program, that allows individuals who have/ could receive a prescription for opioids to access to medical marijuana.  In June 2019, Illinois legalized adult use marijuana pursuant to the Cannabis Regulation and Tax Act (the “IL Act”). Effective January 1, 2020, Illinois residents 21 years of age and older may possess up to 30 grams of marijuana (non- residents may possess up to 15 grams). The IL Act authorizes the IDFPR to issue up to 75 Conditional Adult Use Dispensing Organization licenses before May 1, 2020 and an additional 110 conditional licenses during 2021 (no person may hold a financial interest in more than 10 Dispensing Organizations). Existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult users at an existing medical dispensary or at a secondary site. The IDFPR has granted approximately 48 Early Approval Adult Use Dispensing Organization licenses to date. The IDFPR also held an application period for Conditional Adult Use Cannabis Dispensary Licenses from December 10, 2019 through January 2, 2020. Licenses from this round of applications have not yet been awarded, and the anticipated award date has been delayed due to the COVID-19 pandemic and challenges to the application process.

The Illinois Department of Agriculture (the “IL Ag. Department”) is authorized to make up to 30 cultivation center licenses available between the state’s medical and adult-use programs. Existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License” and approximately 21 have been issued to date. No person can hold a financial interest in more than three cultivation centers, and the centers are limited to 210,000 square feet of canopy space. Cultivation center are also prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. The IL Ag. Department recently closed an application period for craft growers, infusers, and cannabis transporters.

The IL Act imposes several operational requirements on adult-use licensees. Licensees must establish methods for identifying, recording, and reporting diversion, theft, or loss, correcting inventory errors, and complying with product recalls. Licensees also must comply with detailed inventory, storage, and security requirements. Cultivation licenses are subject to similar operational requirements, such as complying with detailed security and storage requirements, and must also establish plans to address energy, water, and waste-management needs. Dispensary licenses will be renewed bi-annually, and cultivation licenses, craft grower licenses, infuser organization licenses, and transporter licenses will be renewed annually.

Licenses and Regulation

Oversight and implementation of the IL Act and CRTA are divided among three Illinois state departments: the Department of Public Health (the “IL DPH”), the Department of Agriculture (the “IL DOA”), and the Department of Financial and Professional Regulation (the “IDFPR”). The IL DPH oversees the following IL Act mandates: (a) establish and maintain a confidential registry of caregivers and qualifying patients authorized to engage in the medical use of cannabis, (b) distribute educational materials about the health risks associated with the abuse of cannabis and prescription medications, (c) adopt rules to administer the patient and caregiver registration program, and (d) adopt rules establishing food handling requirements for cannabis-infused products that are prepared for human consumption. It is the responsibility of the IL DOA to administer and enforce provisions of the IL Act and the CRTA Act relating to the oversight and registration of cultivation centers, craft growers, infusers, transporters, and agents, including the issuance of identification cards and establishing limits on potency or serving size for cannabis or cannabis products. The IDFPR enforces the provisions of the CRTA & IL Act relating to the registration and oversight of dispensing organizations.

Under the IL Act, dispensary, grower, and production licenses are valid for one year. After the initial term, licensees are required to submit renewal applications. Pursuant to the IL Act, registration renewal applications must be received 45 days prior to expiration and may be denied if the licensee has a history of non-compliance and penalties.

Under the CRTA, all cannabis business licenses, and agent cards must be renewed annually. Similar to the IL Act, after the initial term, licensees are required to submit renewal applications. Registration renewal applications must be received 45 days prior to expiration and may be denied if the licensee has a history of non-compliance and penalties.

Under the CRTA, cultivation centers may grow cannabis, extract cannabis concentrates and infuse cannabis into products. All cannabis plants in a cultivation center must be grown in an enclosed place with restricted access.

All products grown and made in cultivation centers will be sold solely to dispensing organizations, craft growers, or infusers. If there is a shortage of cannabis supply, priority must be given to medical patient supplies. When it comes to pricing, the same price should apply for all buyers, the cultivation centers are prohibited from discrimination.

Storage and Security

Mission dispensaries must store inventory on-site in a secured and restricted-access area and enter information into the State’s tracking system in accordance with applicable law. Dispensing facilities are also required to implement security measures designed to deter and prevent unauthorized entry into the facility (and restricted-access areas) and theft, loss or diversion of cannabis or cannabis products including a commercial grade alarm and surveillance system.

Reporting Requirements

The state of Illinois uses BioTrack THC as its inventory tracking system. All dispensing organization licensees are required to use a real-time, web-based inventory tracking/point-of-sale system that is accessible to IDFPR at any time, and at a minimum, tracks date of sale, amount, price, and currency. Mission uses LeafLogix for both inventory management and as a point-of-sale system, which directly reports sales and inventory data to the state’s BioTrack system. Licensees are also required to track each sales transaction at the time of the sale, daily beginning and ending inventory, acquisitions (including information about the supplier and the product) and disposal.

Transportation Requirements

Currently, licensed cultivation centers may transport cannabis and cannabis products in accordance with certain guidelines including with respect to manifest records and sealed packaging; however, cultivation centers will be prohibited from transporting adult-use cannabis without obtaining a separate transporting organization license.

Massachusetts

Legislative History

The Massachusetts Medical Use of Cannabis Program (the “MA Program”) was established pursuant to the Act for the Humanitarian Medical Use of Cannabis (the “MA ACT”). The MA Program allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Registered Cannabis Dispensary (each, a “RMD”), and RMD agent under the MA Program. To qualify, patients must suffer from one of 14 debilitating conditions as defined by the MA Program. The Cannabis Control Commission (the “MA CCC”) is responsible for the administration of the MA Program.  Massachusetts enacted An Act to Ensure Safe Access to Cannabis, and established the MA CCC in 2017.  The MA CCC reviews applications and issues licenses for adult-use Cannabis Establishments (ME’s) and Medical Cannabis Treatment Centers (MTC’s), formerly known as Registered Cannabis Dispensaries (RMD’s).

The Legalization of adult recreational sales of cannabis in Massachusetts went into effect in July 2018. As of June 1st, 2020, there were 172 retailers, 129 cultivation centers, 101 product manufacturers, and three testing facilities that had been authorized to commence operations in Massachusetts.

Licenses

An MTC is an entity licensed under the medical regulations. An MTC cultivates, processes, acquires, transports, distributes and dispenses, products containing cannabis or cannabis, related supplies, or educational materials to registered qualifying patients or their personal caregivers for medical use. MTCs may deliver cannabis and cannabis products directly to patients and caregivers after receiving MA CCC approval.

A Cannabis Cultivator may cultivate, process, and package cannabis, to transfer cannabis to other MEs, but not to consumers. Cultivators must select what tier they will be in by determining the total canopy they will cultivate.

A Cannabis Retailer is an entity authorized to purchase and transport cannabis and cannabis products from other MEs, and to sell or otherwise transfer cannabis and cannabis products to other MEs and to consumers. A Cannabis Retailer provides a retail location which may be accessed by consumers 21 years of age or older or, if the retailer is co-located with an MTC, by individuals who are also registered qualifying patients or personal caregivers.

Each license type is valid for one year and must be renewed no later than 60 calendar days prior to expiration. As in other states where cannabis is legal, the MA CCC can deny or revoke licenses and renewals for multiple reasons, including (a) submission of materially inaccurate, incomplete, or fraudulent information, (b) failure to comply with any applicable law or regulation, (c) failure to submit or implement a plan of correction, (d) attempting to assign registration to another entity, (e) insufficient financial resources, (f) committing, permitting, aiding, or abetting of any illegal practices in the operation of all cannabis businesses, (g) failure to cooperate or give information to relevant law enforcement related to a licensed cannabis business, and (h) lack of responsible operations.  License holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of this state.

Record-keeping/Reporting

Records of a cannabis business establishment must be available for inspection by the Commission, on request including financial records, operating procedures, inventory records, seed-to-sale tracking records for all cannabis and cannabis infused products,  personnel records, business records and waste disposal records.

Massachusetts uses METRC as the T&T system. Individual licensees, whether directly or through a third-party application programming interface, are required to push data to the state to meet all reporting requirements.

Inventory/Storage

Through the T&T system, licensed cannabis businesses are required to record all actions related to each individual cannabis plant from seed and cultivation, through growth, harvest and preparation of cannabis infused products, if any, to final sale of finished products. This system must chronicle every step, ingredient, activity, transaction, and dispensary agent, registered qualifying patient, or personal caregiver who handles, obtains, or possesses the product.  Licensed businesses must also establish and abide by inventory controls and procedures for conducting inventory reviews and comprehensive inventories of cultivating, finished, and stored cannabis products.

Licensees are required to ensure that all cannabis and cannabis infused products be securely stored and all safes, vaults, and other equipment or areas used for the production, cultivation, harvesting, processing, or storage of cannabis and cannabis infused products are securely locked and protected against unauthorized entry with restricted access.

Security

Adequate commercial grade security systems that prevent and detect diversion, theft, or loss of cannabis are required of each cannabis business under the regulations including perimeter alarms, notification systems for surveillance system failures, surveillance cameras and duress alarm, panic alarm, or holdup alarm connected to local public safety or law enforcement authorities.

Transportation

The MA Program regulates the means and methods by which cannabis is transported including with respect to security, segregation, manifest maintenance, alarm systems and randomized routes.  Cannabis and cannabis infused products may not be transported outside Massachusetts.

Advertising

The regulations also govern advertising, promotional items, marketing restrictions, misleading statements and use of cannabis images.  Cannabis may be displayed within the establishment, and price lists may be printed and displayed in the establishment and on the establishment’s website.

Michigan

Legislative History

In 2008, the Michigan Compassionate Care Initiative established a medical cannabis program for serious and terminally ill patients.  The Michigan Medical Cannabis Act (“MMM Act”) came into force in December 2008.

In 2016, the Michigan legislature passed two new acts and also amended the original MMM Act. The first act establishes a licensing and regulation framework for medical cannabis growers, processors, secure transporters, provisioning centers, and safety compliance facilities. The second act establishes a “seed-to-sale” system to track cannabis that is grown, processed, transferred, stored, or disposed of under the Medical Cannabis Facilities Licensing Act.

The Bureau of Medical Cannabis Regulation is responsible for the oversight of medical cannabis in Michigan and consists of the Medical Cannabis Facility Licensing Division and the Michigan Medical Cannabis Program Division. The MMM Act provides access to state residents to cannabis and cannabis related products under several debilitating conditions.

Recreational cannabis was legalized by ballot initiative, Proposition 1, in November 2018. The initiative mandates that the Michigan Department of Licensing and Regulatory Affairs (“LARA”) also known as the Marijuana Regulatory Agency (“MRA”), began accepting applications for retail stores December 2019. The initial application period will be limited to existing medical cannabis license holders.

Proposition 1 allows adults 21 years of age and older to use cannabis recreationally and grow up to 12 plants, sets a 10-ounce limit for cannabis stored in residences (quantities over 2.5 ounces must be kept in a locked container), and establishes a state licensing system for cannabis businesses. A 10 percent tax is imposed on all cannabis sales, which are directed towards education, transportation infrastructure, and local governments. It also changes violations from crimes to civil infractions.

The Emergency Rules for Adult-Use Marijuana Establishments promulgated on July 3, 2019 allow a person to obtain equivalent licenses and – when those equivalent licenses have common ownership – to operate those equivalent licenses at the same location. On April 8, 2020, MRA issued an advisory bulletin regarding transfer of marijuana between equivalent licenses. Per the bulletin, beginning on December 1, 2019, MRA restricted certain transfers from/to growers, processors, and provisioning centers.

Licensing

Any combination of a (a) grower, (b) processor, or (c) dispensary (“provisioning center”) may operate as separate cannabis facilities at the same location. Each license will be required to have separate entrances and exits, inventory, record keeping, and point of sale operations, if applicable. A cannabis facility operating at a same location under this rule with multiple state operating licenses may transfer cannabis product or money between facilities authorized to operate at the same location as long as certain conditions are met, including with regard to common ownership, an employee at each facility monitoring and executing transfers, manifests in the statewide monitoring system being created, and receipt of transfer being recorded in the statewide system.

The Department and the Board cannot limit the number of licenses issued. The number of licenses issued will be based on the local municipality which may limit the type and number of facilities authorized within its boundaries.

Inventory

METRC is Michigan’s state-wide seed-to-sale cannabis tracking system that uses serialized tags attached to every plant and labels attached to wholesale packages to track cannabis inventory.

The following tests must be completed prior to product be sold: (a) Moisture content, (b) Potency analysis, (c) THC level, (d) THCa level, (e) CBD and CBDa levels, (f) Foreign matter inspection, (g) Microbial and mycotoxin screening, (h) Pesticides, (i) Chemical residue, (j) Fungicides, (k) Insecticides, (l) Heavy metals screening, (m) Residual solvents levels, (n) Terpene analysis, & (o) Water content.

Prior to a cannabis product being sold or transferred to or by a dispensary, the product must be labelled with the following information: name & license number of the producer and processor, unique identification number, date of harvest, name of strain, net weight, concentration of THC or CBD, activation time expressed in words or through a pictogram, name of testing facility, universal warning symbol, and all required warning language.

Recordkeeping

MRA requires mandatory electronic record retention, financial and business record retention, method of retention documentation, and a mandatory backup. Required records include, but are not limited to: books, ledgers, documents, writings, photocopies, correspondence, electronic records, videotapes, surveillance footage, electronic stage media, electronically stored records, money receptacles, equipment in which records are stored, including data or information in the state monitoring system, or any other document that is used for recording information. All licensees’ records must be maintained and made available to the agency upon request.

All cannabis products sold or transferred between facilities must have the tracking identification number that is assigned by the statewide monitoring system affixed, tagged, or labelled and recorded. To ensure access to safe sources of cannabis products, the department may recall any cannabis products, issue safety warnings, and require a cannabis facility to provide informational material or notifications.

Security

Licensees must maintain adequate lighting, physical security, video, backup power and alarm systems at the facility in accordance with applicable law.   All inventory of cannabis products must be stored at a cannabis facility in a secured limited access area or restricted access area that requires identification for access. Inventory and access to restricted areas must be tracked consistently with the statewide monitoring system.

A provisioning center must store all cannabis products for transfer or sale behind a counter or other barrier separated from stock rooms. A monthly physical inventory reconciliation must be performed.

Transportation

Secure Transporters are licensed to obtain cannabis from cannabis establishments in order to transport cannabis between establishments.

Advertising

Generally, licenses cannot engage in advertising that is false or misleading and must not be marketed or advertised to individuals under 21 years of age. Licensees cannot advertise cannabis products where the advertisement is visible to the public from any street, sidewalk, park, or other public place. Cannabis facilities must comply with municipal ordinances, state law, and these rules regulating signs and advertising.

Washington

Brightleaf Development LLC (“Brightleaf”) and Ag Grow are landlords, packaging and equipment suppliers, and consultants to multiple Washington licensees. The Company does not have a direct ownership interest in any Washington licensees.

Legislative History

Washington has authorized the cultivation (sometimes referred to as production), possession, processing, wholesaling, retail sale, and transportation of cannabis by certain licensed Washington businesses. The Washington State Liquor and Cannabis Board (“WSLCB”) regulates Washington’s cannabis regulatory program. Brightleaf is advised by legal counsel and/or other advisors in connection with Washington’s cannabis regulatory program. Brightleaf only engages in transactions with Washington cannabis businesses that hold WSLCB licenses and are in compliance with Washington’s cannabis regulatory program. To the extent required by Washington’s cannabis regulatory program, Brightleaf has fully disclosed and/or registered its and/or its subsidiaries relationships with Washington cannabis businesses. Brightleaf and Brightleaf’s subsidiaries, REP, FHD and Ag-Grow and the business licensees contracting with such subsidiaries, including such contracting between Brightleaf, its subsidiaries and each of NWCS and 7Point, are in compliance with Washington’s cannabis regulatory program, other than the administrative violation notices received by NWCS, as further discussed below.

Licenses

Every individual with an ownership or equity interest, with a right to receive a percentage of gross or net profits, or who exercises control over a licensed cannabis operator must apply for licensing with the WSLCB and be approved. Each applicant must be over 21 years of age and a Washington resident.  Applicants must provide the WSLCB with specified financial information about the applicant and sources of funds and any financiers along with personal and criminal history.  Any change in the initial ownership of a cannabis entity must receive prior approval through the WSLCB and undergoes a review of the same rigor and breadth as an initial application.

Operations

An applicant must provide an operational plan that includes a detailed description of all applicable areas of: security; traceability; employee qualifications and training; transportation of product including packaging for transportation; destruction of waste product; description of growing operation including growing media, size of grow space allocated for plant production, space allocated for any other business activity, description of all equipment used in the production process, and a list of soil amendments, fertilizers, other crop production aids, or pesticides, utilized in the production process; description of the types of products to be processed with a complete description of all equipment including all cannabis-infused edible processing facility equipment and solvents, gases, chemicals and other compounds used to create extracts and for processing of cannabis-infused products; testing procedures and protocols; employee compensation and benefits data; description of packaging and labeling of products; and the array of products to be sold and how are the products are to be displayed to consumers.

Any significant change in the operational plan (e.g. adding volatiles, processing capabilities, expanding the floorplan of the cannabis business, etc.) of a licensed cannabis entity must receive prior approval through the WSLCB, and undergoes a review of the same rigor and breadth as an initial application.

Inspections

The WSLCB sends an enforcement officer to inspect each proposed cannabis facility prior to granting approval to be authorized to begin cultivation, processing, or dispensing. Licensed operators must permit WSLCB enforcement officers to inspect the premises, vehicles, records, and cannabis products at any time, and random inspections are conducted frequently by enforcement officers.

In 2019, after significant debate about inconsistent WSLCB cannabis enforcement, the legislature passed SB5318. It directed the WSLCB to adopt a voluntary compliance education program (VCP) allowing licensees to request on-site enforcement visits designed to identify potential violations and corrective actions without risk of an Administrative Violation Notice AVN. As codified in RCW 69.50.342, it states: The board must adopt rules to perfect and expand existing programs for compliance education for licensed cannabis businesses and their employees. The rules must include a voluntary compliance program created in consultation with licensed cannabis businesses and their employees. Currently, the WSLCB is in the process of developing and refining the VCP rules and forms with stakeholder and enforcement feedback.

Security

The WSLCB requires all licensed operators, employees, and non-employee visitors other than retail customers to display an identification badge at all times on the premises. Each licensed operator must keep a log of all visitors other than retail customers to the premises.

All premises must have a security alarm system on all perimeter entry points and perimeter windows along with a complete video surveillance system that meets specified requirements.

Record-keeping/Reporting

Washington requires use of a seed-to-sale tracking system. Licensed operators must use an inventory control system that identifies and tracks the plant from the time it reaches a height of eight inches through harvest, processing, packaging, wholesale, and retail sale. Vehicles transporting cannabis must have: (i) a vehicle security system, including separate, secure, locking compartment to store any cannabis product; and (ii) a transportation manifest reported through the seed-to-sale tracking system with specified information. Licensed operators must retain traceability records for three years and make records available upon request for inspection by the WSLCB or other law enforcement.

On February 1, 2018, the WSLCB launched the Leaf Data Systems state reporting program. All licensed operators are now required to provide all traceability records to the WSLCB directly through the Leaf Data System or via an Application Programming Interface (API) through a third-party software integrator.

Pricing and Prohibited Practices

Cannabis products must be sold at a price indicative of true value. Licensed retailers may not sell cannabis products below the wholesale acquisition price of the product. Licensed cannabis producers and processors are prohibited from offering conditional sales, discounts, loans, rebates, free products, or any agreement that causes undue influence over another licensed operator. Licensed producers and processers are allowed to provide licensed retailers certain promotional items of nominal value such as hats, mugs, etc. which can then be handed out only to retail employees.

Testing

The WSLCB requires quality assurance testing for of each lot of final cannabis product be conducted by an independent, state certified, third-party testing laboratory.  The quality assurance tests required for cannabis flowers and infused products currently include moisture content, potency analysis, foreign matter inspection, microbiological screening, and residual solvent levels.

The results of the inspection and testing are submitted to the WSLCB through the traceability system. In conjunction with the Washington State Department of Agriculture, the WSLCB conducts random screening for pesticide residues. All test results are required to be provided to retailers and/or end consumers upon request.

Packaging and Labelling

Each package containing cannabis or a cannabis product must have affixed a label including required warnings for all cannabis products and for the specific product type. The label must also include identifying information for the producer and retailer of the cannabis product. Each edible cannabis- infused product must be packaged in child-safe packaging and contain under 10 mg of active THC per serving.

Advertising

The WSLCB restricts advertising by licensee cannabis operators. Advertising in any form is prohibited within 1,000 feet of school grounds, playgrounds, recreation centers or facilities, childcare centers, public parks, libraries, or game arcades with unrestricted admission. Advertising is also prohibited on public transit vehicles or transit shelters, and on any publicly owned or operated property. Advertising visible from a public roadway may only contain the name, location, and nature of the business. No advertising may target youth or use objects likely to be appealing to youth. All advertising, including digital advertising, must include required warnings prescribed by regulation.

California

The Company owns Pure Ratios Holdings, Inc., which is indirectly involved in the California licensed cannabis industry because of its occasional engagement of licensed cannabis entities to contract manufacture certain products which contain THC. The Company also owns a subsidiary in California which possesses a local marijuana business permit from the City of Commerce, California, a provisional license from the California Bureau of Cannabis Control, and an annual license from the California Department of Public Health, Manufactured Cannabis Safety Branch, allowing adult-use and medicinal commercial cannabis manufacturing (volatile extraction) and distribution but is not yet operational. These licenses will be used to operate the Commerce Facility.

Legislative History

In 1996, California voters passed Proposition 215, the Compassionate Use Act allowing physicians to legally recommend medical cannabis for patients who would benefit from cannabis. The Compassionate Use Act legalized the use, possession and cultivation of medical cannabis for a set of qualifying conditions.  In September 2015, the California legislature passed three bills, collectively known as the “Medical Cannabis Regulation and Safety Act”. The Medical Cannabis Regulation and Safety Act established a licensing and regulatory framework for the medical cannabis businesses in California. Multiple agencies oversee different aspects of the program and require businesses obtain a state license and local approval to operate.

In November 2016, voters in California passed Proposition 64, the Adult Use of Cannabis Act (“AUMA”) creating an adult-use cannabis program for individuals 21 years of age or older.   In June 2017, the California State Legislature passed Senate Bill No. 94, known as the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which combined the Medical Cannabis Regulation and Safety Act and AUMA to provide a set of regulations to govern medical and adult-use licensing regime for cannabis businesses. The three agencies that regulate cannabis at the state level are: (a) the California Department of Food and Agriculture, via CalCannabis, which issues licenses to cannabis cultivators, (b) the California Department of Public Health, via the Manufactured Cannabis Safety Branch, which issues licenses to cannabis manufacturers and (c) the California Department of Consumer Affairs, via the Bureau of Cannabis Control, which issues licenses to cannabis distributors, testing laboratories, retailers, and micro-businesses.

To legally operate a medical or adult-use cannabis business in California, the operator must have both local approval and a state license. This requires license holders to operate in localities with cannabis licensing and approval programs. Municipalities in California are authorized to determine the number of licenses they will issue to cannabis operators, or can choose to outright ban the cultivation, manufacturing or the retail sale of cannabis.

On June 6, 2018, a proposal by the California Department of Consumer Affairs, the California Department of Public Health and the California Department of Food and Agriculture to re-adopt their emergency cannabis regulations went into effect. Among the changes, applicants may now complete one license application, allowing for both medical and adult use cannabis activity. On January 16, 2019, the California Department of Consumer Affairs, the California Department of Public Health and the California Department of Food and Agriculture approved the state regulations for cannabis businesses across the supply chain. These new regulations became effective immediately and superseded the emergency cannabis regulations that California had previously enacted.

Licenses (Pipeline)

There are five principal license categories in California: (1) cultivation, (2) manufacturing, (3) distribution, (4) retailer, and (5) testing. License holders are held to strict license renewal application requirements.

Cultivation licenses permit commercial cannabis cultivation activity involving the planting, growing, harvesting, drying, curing, grading or trimming of cannabis. Such licenses further permit the production, labeling and packaging of a limited number of non-manufactured cannabis products and permit the licensee to sell cannabis to certain licensed entities (both medical and adult use licensees) within the State of California for resale or manufacturing purposes.

Manufacturing licenses authorize manufacturers to process marijuana biomass into certain value-added products with the use of volatile or non-volatile solvents, depending on the license type.

Distribution licenses authorize distributors to obtain cannabis and cannabis products from licensed cultivators and manufacturers and to transport and provide the cannabis and cannabis products to licensed cannabis retailers.

Retailer licenses permit the sale of cannabis and cannabis products to both medical patients and adult use customers. Only certified physicians may provide medicinal marijuana recommendations. An adult-use retailer license permits the sale of cannabis and cannabis products to any adult 21 years of age or older. It does not require the individual to possess a physician’s recommendation. Under the terms of such licenses, the holder is permitted to sell adult use cannabis and cannabis products to any person, provided the local jurisdiction permits the sale of adult use cannabis and the person is 21 years of age or older.

Testing laboratory licenses authorize laboratories, facilities, or other entities in California to conduct required tests of cannabis and cannabis products from licensed cultivators and manufacturers (e.g., cannabinoids, microbials, residual solvents, residual pesticides, and the like).

Record-keeping/Reporting

California has selected METRC as the T&T system used to track commercial cannabis activity. As of January 2nd, 2020, all California cannabis businesses must be using METRC to track all inventory.

Licensees are required to maintain records for at least seven years from the date a record is created. These records include: (a) a cultivation plan, (b) all supporting documentation for data or information input into the T&T system, (c) all unique identifiers (“UID”) assigned to product in inventory and all unassigned UIDs, (d) financial records related to the licensed commercial cannabis activity, including bank statements, tax records, sales invoices and receipts, and records of transport and transfer to other licensed facilities, (e) records related to employee training for the T&T system, and (f) permits, licenses, and other local authorizations to conduct the licensee’s commercial cannabis activity.

Inventory/Storage

Each licensee is required to assign an account manager to oversee the T&T system. The account manager is fully trained on the system and is accountable to record all commercial cannabis activities accurately and completely. The licensee is expected to correct any data that is entered into the T&T system in error within three (3) business days of discovery of the error.

The licensee is required to report information in the T&T system for each transfer of cannabis or non-manufactured cannabis products to, or cannabis or non-manufactured cannabis products received from, other licensed operators. Licensees must use the T&T system for all inventory tracking activities at a licensed premise, including, but not limited to, reconciling all on premise and in-transit cannabis or non-manufactured cannabis product inventories at least once every 14 business days. The licensee must store cannabis and cannabis products in a secure place with locked doors.

Security

A licensee is required to maintain an alarm system in accordance with specified requirements and ensure a professionally qualified alarm company operator or one of its registered alarm agents installs, maintains, monitors, and responds to the alarm system.  The manufacturing and cultivation of cannabis must use a digital video surveillance system that satisfy specified requirements.

Transportation

Transporting cannabis goods between licensees and a licensed facility may only be performed by persons holding a distributor license. The vehicle or trailer used must not contain any markings or features on the exterior which may indicate or identify the contents or purpose. All cannabis products must be locked in a box, container, or cage that is secured to the inside of the vehicle or trailer. When left unattended, vehicles must be locked and secured. At a minimum, the vehicle must be equipped with an alarm system. Motion detectors, pressure switches, duress, panic, and hold-up alarms may also be used.

COMPLIANCE

Under the direction of the Company’s internal compliance team and outside legal counsel, the Company oversees, maintains, and implements a compliance program in conjunction with its operations in each jurisdiction. In addition, the Company has local regulatory/compliance counsel engaged in every jurisdiction (state and local) in which it operates. The Company, together with onsite management in each jurisdiction, is responsible for ensuring operations and that employees strictly comply with applicable laws, regulations, and licensing conditions and ensure that operations do not endanger the health, safety or welfare of the community. The Company designates a duly qualified and experienced manager at each location who is responsible to coordinate with operational units within each facility (to extent applicable) to ensure that the operation and all employees are following and complying with the Company’s written security procedures and all regulatory compliance standards.

In conjunction with the Company’s human resources and operations departments, the compliance and quality departments help oversee and implement training for all employees, including on compliance with state and local laws, compliance with state and local laws, cultivation/manufacturing/dispensing/transport procedures (as applicable), security and safety policies and procedures, inventory control, T&T, seed-to-sale, and point of sale systems training (as applicable); and quality control.

The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis (including living plants and harvested plant material) and cannabis product inventory. Only authorized, properly trained employees in accordance with local and state regulations are allowed to access the Company’s inventory management systems.

The Company and local outside counsel, monitor all compliance notifications from the regulators and inspectors in each market, timely resolving any issues identified. The team maintains records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved. The Company has created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. The Company maintains accurate records of its inventory at all licensed facilities. Adherence to the Company’s standard operating procedures is mandatory and ensures that the Company’s operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. Training on these standard operating procedures is mandatory by all employees and defined by function and role.

The Company has developed and continues to refine a robust compliance program designed to ensure operational and regulatory requirements continue to be satisfied and has worked closely with experts and outside counsel to develop compliance procedures intended to assist the Company in monitoring compliance with U.S. state law on an ongoing basis. The Company will continue to work closely with outside counsel and other compliance experts to further develop, enhance and improve its compliance and risk management and mitigation processes and procedures in furtherance of continued compliance with the complex regulatory frameworks of the states where the Company operates. The internal compliance program currently in place includes continued monitoring by the Company n’s management team, outside counsel, and the Company’s subsidiaries to ensure that all operations conform to and comply with required laws, rules, regulations and SOPs. The Company further requires its operating subsidiaries to report and disclose all instances of non-compliance, regulatory, administrative, or legal proceedings that may be initiated against them to the appropriate point of contact as set forth in the Company’s standard operating procedures.

Notwithstanding the foregoing, from time to time, as with all businesses and all rules, it is anticipated that the Company, through its subsidiaries and establishments to which the Company provides operational support, may experience incidences of non-compliance with applicable rules and regulations, which may include minor matters such as:

•	improper illumination of external signage;
•	missing fields entries in a visitor log;
•	total or partial obstruction of camera views;
•	supplemental use of onsite surveillance room (i.e., storage);
•	minor inventory discrepancies with regulatory reporting software;
•	uptime issues regarding regulatory reporting software;
•	missing fields in regulatory reports;
•	cleaning schedules not available on display;
•	inability to strictly adhere to curbside purchase protocols as written;
•	updated staffing plan not immediately available on site; and
•	marijuana infused product utensils improperly stored.

In addition, either on an inspection basis or in response to complaints, such as from neighbors, customers or former employees, State or local regulators may, among other things, issue investigatory- or demand-type letters, give warnings to or cite businesses which the Company operates or for which the Company provides operational support for violations, including those listed above. Such regulatory actions could lead to a requirement or directive to submit and thereafter comply with (for example) a plan of correction. Depending on the jurisdiction, it is also possible regulators may assess penalties and/or amendments, suspensions or revocations of licenses or otherwise take action that may impact the Company’s licenses, business activities, operational support activities or operations.

To address such potential notices of non-compliance, the Company has implemented ongoing compliance reviews to ensure its subsidiaries and establishments to which it provides operational support are operating in conformance with applicable State and local cannabis rules and regulations. In the event non-compliance is discovered, during a compliance review or via internal audit, the Company will promptly remedy the same, including by self-reporting to applicable State and local cannabis regulators as and when required by law and will make all requisite and appropriate public disclosures of non-compliance, citations, notices of violation and the like which may have an impact on its licenses, business activities, operational support activities or operations.

The Company is in compliance with the laws of each of the states of Illinois, Massachusetts, Michigan, Washington and California and the related cannabis licensing framework. Other than as disclosed in this 10-K, there are no current incidences of non-compliance, citations or notices of violation outstanding which may have an impact on the Company’s licenses, business activities or operations in these states. Notwithstanding the foregoing, like all businesses the Company may from time to time experience incidences of non-compliance with applicable rules and regulations in the states in which the Company operates and such non-compliance may have an impact on the Company’s licenses, business activities or operations in the applicable state. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s activities or operations in all states in which the Company operates.

Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

Industry Overview

The legal marijuana industry is comprised of several sub-sectors and is legal under different guidelines in many U.S. states though it remains illegal federally in the U.S. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the U.S. Independent projections and publicized reports from sources such as New Frontier Data, expect combined medical and adult-use cannabis revenue of US$35 billion or more in 2025, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. As of April 2021, there were 15 states and one district that had legalized medical and recreational use, and more than 36 other states that had legalized medical use.

Product Research and Development

Our branded products portfolio includes stock keeping units (“SKUs”) across a range of product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products.  Furthermore, we engage in research and development activities focused on developing new extracted or infused cannabis consumer packaged products.

Customers and Revenue

Customers of our consumer packaged goods business include legal state-licensed cannabis dispensaries within each U.S. state in which we operate, as well as national retail channels, including department stores and specialty boutiques. The majority of our branded consumer packaged goods are distributed to unrelated third-party licensed retail cannabis stores. We are not dependent upon a single customer, or a few customers, the loss of any one or more of which would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during fiscal 2020 or 2019.

Sales, Marketing and Brand Development

The Company employs full-time, in-house marketing, retail, and product development functions. These functions engage in a range of brand-building activities and strategies, including market research, consumer insights research, new brand development, product innovation, copy & content production, design, packaging, retail operations and sales, to support business performance and growth at the local and national levels.

The Company sells its developed, acquired, and licensed branded products in four states, with plans to significantly increase distribution and expend form factors in 2021.  The Company’s portfolio of product brands includes the following:

•	Edibles: Chewee’s, Ka’Kau, KOKO Gemz, Hi-Burst, Left-Handed Brand, Mari’s Mints, Marmas, Pebbles, Verdure
•	Wellness and Pain Relief: Pure Ratios (CBD), Verdure
•	Concentrates: Crystal Clear, Terp Stix, Golden Goo, Evergreen, EZ Vape, Melo Premium Vape
•	Flower: Funky Monkey, Private Reserve, Legends, Mini Budz

Competition

The cannabis industry is highly competitive. We compete on quality, price, brand recognition, and distribution strength. Our cannabis products compete with other products for consumer purchases, as well as shelf space in retail dispensaries and wholesaler attention. We compete with thousands of cannabis producing companies from small “mom and pop” operations to multi-billion-dollar market cap multi-state operators. Our principal multi-state operator competitors include but are not limited to Curaleaf Holdings, Inc., Harvest Health & Recreation, Inc., iAnthus Capital Holdings, Inc., Green Thumb Industries Inc. and Cresco Labs Inc.

Sources and Availability of Production Materials

The principal components in the production of our cannabis consumer packaged goods include cannabis grown internally or acquired through wholesale channels, other agricultural products, and packaging materials (including glass, plastic and cardboard).  Due to the U.S. federal prohibition on cannabis, we must source cannabis within each individual state in which it operates. While there are opportunities for centralized sourcing of some packaging materials, given each state’s unique regulatory requirements, multi-state operators do not currently have access to nationwide packaging solutions.

To produce and dry cannabis flower, the Company utilizes growing medium, nutrients, water, electrical power, soil adjuvants, and certain beneficial pests as part of its integrated pest management efforts. There are many sources for such products (except for water and power, which are provided by the local utility), and prices are reflective of commodity pricing worldwide. Some of these raw material inputs are sourced internationally, so changes in import laws or duties are a potential risk. The prices of power and water are generally stable and set through processes that involve governmental approvals over any increases, but the prices of growing medium, nutrients, etc. are all at least somewhat exposed to underlying commodity price volatility.

For our extract products, an additional input is butane or propane for use as a solvent. These gases are largely a commodity, their pricing is reflective of worldwide conditions, and they are supplied to the Company’s operations by local suppliers of industrial gases and materials in the relevant jurisdictions. Prices for such inputs may be volatile, as with any other commodity.

Our CBD products segment utilizes certain raw materials such as CBD source material, and certain herbs and other Ayurvedic ingredients which are part of Pure Ratios’ formulations. These raw materials are generally commodities and their prices are reflective of worldwide commodity prices and volatility.

Seasonality

In certain regions, especially on the West Coast, the cannabis industry can be subject to seasonality in some states that allow home grow. Because homegrown plants are typically harvested in the late summer or early fall, there an be some deceleration in retail and wholesale sales trends during these months as these private supplies are consumed.

Intellectual Property

We protect our brands and trademarks to the extent permissible under applicable law. We hold certain state registered and unregistered trademarks in association with its cannabis goods listed below:

•	Edibles: Chewee’s, KOKO Gemz, Hi-Burst, Left-Handed Brand, Mari’s Mints, Marmas, Pebbles
•	Wellness and Pain Relief: Pure Ratios
•	Concentrates: Crystal Clear, Golden Goo, Evergreen, EZ Vape
•	Flower: Mini Budz, Funky Monkey, Legends
•	Other: Lotionz, Magic Kitchen, Potionz, THCaps, Verdure

Pure Ratios utilizes reservoir patch technology, trade secrets and other intangible knowhow in the creation and formulation of the proprietary blend of herbs and other ingredients which are combined with CBD in its products.

Employees

As of April 5, 2021, we had 380 full time employees, 50 part-time employees, and 10 consultants. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be good.

Corporate Information

Our website is http://www.4FrontVentures.com. The information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

The Company’s registered office is located at 550 Burrard St., Suite. 2900, Vancouver, BC and its head corporate office, which is the Company’s mailing address, is located at 5060 N. 40th St., Suite. 120, Phoenix, AZ.  The Company’s telephone number is (602) 633-3067.

Available Information

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.4FrontVentures.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also provides links to the charters for our Audit and Compensation Committees as well as our Board Mandate and Code of Business Conduct and Ethics, which can be accessed free of charge at https://4frontventures.com/about-us/.The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, we will not be required to:

•

provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”);

•	provide more than two years of audited financial statements and related management’s discussion and analysis of financial condition and results of operations;
•

comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•

provide certain disclosure regarding executive compensation required of larger public companies or hold stockholder advisory votes on the executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); or

•	obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of the:

•	last day of the fiscal year in which we have $1.07 billion or more in total annual gross revenues;
•	date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);
•	date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or
•	last day of the fiscal year following the fifth anniversary of our initial public offering.

We have elected to take advantage of certain of the reduced disclosure obligations in this report, and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth our owned and leased locations by geographic location as of April 5, 2021. The Company has entered into sale-and-leaseback transactions with Innovative Industrial Properties, Inc. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile may continue to shift to leased properties.

Location	General Character of Property	Size of Property	Segments Using Property	Owned or Leased	Encumbrances
Phoenix, Arizona	Corporate office	2,000 sq. ft.	Corporate	Leased	None
Georgetown, Massachusetts	Indoor cultivation and processing	168,800 sq. ft.	Legalized marijuana production	Leased	LI Lending has security interest
Boston, Massachusetts	Retail dispensary	4,000 sq. ft.	Retail	Owned	LI Lending has security interest
Elk Grove Village, Illinois	Indoor cultivation and processing	93,870 sq. ft.	Legalized marijuana production	Leased	None
Chicago, Illinois	Retail dispensary	4,200 sq. ft.	Retail	Owned	None
Calumet City, Illinois	Retail dispensary	2,600 sq. ft.	Retail	Leased	None
Worcester, Massachusetts	Retail dispensary	24,424 sq. ft.	Retail	Leased	None
Ann Arbor, Michigan	Retail dispensary	5,400 sq. ft.	Retail	Leased	None
Elma, Washington	Warehouse	60,000 sq. ft.	Legalized Marijuana Production

Leased from the Port of Grays Harbor under a lease which allows the Company to extend the lease up to an additional 50 years from October 1, 2016, by exercising the nine (9) consecutive five (5) year extension rights under the lease.

None
Lathrop Industrial Drive, Washington	Indoor Cultivation, 2 Buildings	116,500 sq. ft.	Legalized Marijuana Production	Leased to and operated by NWCS, a Washington-State licensed cannabis producer/processor	None
Commerce, California	Indoor cultivation and processing	170,000 sq. ft.	Legalized marijuana production	Leased	None

San Diego, California	Office and production facility	2,350 sq. ft.	CBD Production	Leased	None
Item 3.	Legal Proceedings.

On December 4, 2019, counsel for Limevee, LLC sent a letter to Chad Conner at Pure Ratios Holdings, Inc. (successor of International Bioceutical Company) regarding allegations of breach of contract involving a Consulting Services Agreement between Limevee and International Bioceutical Company. Limevee alleges that $79 plus additional damages are owed, which would be determined following an accounting of sales in November and December 2019. Limevee’s counsel sent an additional letter on February 18, 2020. As of April 5, 2021, no lawsuit has been filed.

On March 2, 2021, 4Front Ventures Corp. received correspondence from Brothers for Life LLC asserting that 4Front was obligated to make a $200 payment pursuant to a June 18, 2019 Fee Agreement (the “Fee Agreement”) entered into between Brothers for Life LLC and Cannex, the company which 4Front Holdings LLC combined with in July 2019.  The Company disagrees that any payments are due under the Fee Agreement, and intends to pursue its rights under the Fee Agreement vehemently.

Apart from the foregoing and ongoing legal proceedings, from time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 5, 2021, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (“SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS.  Holders of SVS are entitled to one vote in respect of each SVS.  Holders of MVS are entitled to 800 votes in respect of each MVS, and have certain conversion rights as further described in Note 15 of the Company’s Consolidated Financial Statements.

Market Information

Our SVS are listed and posted for trading on the CSE under the symbol “FFNT”. The table below sets forth the monthly high and low closing prices for the SVS traded through the CSE for the period from January 1, 2020 to December 31, 2020 in Canadian dollars.

2020	High	Low
January	$0.81	$0.54
February	$0.70	$0.40
March	$0.45	$0.25
April	$0.43	$0.28
May	$0.64	$0.39
June	$0.60	$0.49
July	$0.84	$0.50
August	$0.96	$0.73
September	$0.97	$0.70
October	$0.91	$0.67
November	$1.20	$0.76
December	$1.21	$0.98

The SVS are also quoted on the OTCQX Best Market under the symbol “FFNTF.” The table below sets forth the monthly high and low closing prices for the SVS traded through the OTCQX for the period from January 1, 2020 to December 31, 2020 in U.S. dollars.

2020	High	Low
January	$0.63	$0.41
February	$0.53	$0.29
March	$0.34	$0.17
April	$0.31	$0.20
May	$0.47	$0.27
June	$0.45	$0.36
July	$0.63	$0.37
August	$0.73	$0.55
September	$0.74	$0.52
October	$0.70	$0.50
November	$0.93	$0.57
December	$0.95	$0.77

Holders of Record

The approximate number of holders of record of the SVS as of April 5, 2021 was 234.

Dividends

We have not historically declared dividends on our SVS, and we do not currently intend to pay dividends on our SVS. The declaration, amount and payment of any future dividends on SVS, if any, will be at the sole discretion of our board of directors, out of funds legally available for dividends. We anticipate that we will retain our earnings, if any, for the growth and development of our business.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying Consolidated Audited Financial Statements and related notes, as well other information contained in this annual report. The discussion is based upon, among other things, our Consolidated Audited Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they could. All references to results of operations in this discussion are references to results of continuing operations, unless otherwise noted.

Overview

The Company exists pursuant to the provisions of the British Columbia Corporations Act.  On July 31, 2019, 4Front Holdings LLC (“Holdings”) completed a Reverse Takeover Transaction (“RTO”) with Cannex Capital Holdings Inc. (“Cannex”) whereby Holdings acquired Cannex and the shareholders of Holdings became the controlling shareholders of the Company. Following the RTO, the Company’s SVS are listed on the Canadian Securities Exchange (“CSE”) under the ticker “FFNT” and are quoted on the OTC (OTCQX:  FFNTF).

The Company has two primary operating segments: THC Cannabis and CBD Wellness.  With regard to its THC Cannabis segment, as of December 31, 2020, the Company operated five dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. Also, as of December 31, 2020, the Company operated two production facilities in Massachusetts and one in Illinois.  The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries.  Also as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington. The Company also operates age-gated online educational platforms for THC Cannabis patients and customers.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly-owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company in California, that sells non-THC products throughout the United States.

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety data for the use of the drug under medical supervision.

COVID-19

In March 2020, the World Health Organization (WHO) declared the coronavirus disease 2019 (“COVID-19”) a global pandemic. The duration and severity of COVID-19’s effects and those of its variants are currently unknown, but the Company’s priorities during the pandemic are protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities.

Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an “essential” business by all states in which the Company operates. COVID-19 has not negatively impacted the Company’s revenue, gross profit and operating income, nor materially impacted the Company’s business operations or liquidity position to date. The Company continues to generate operating cash flows to meet its short-term liquidity needs.

The Company’s ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic and any of its variants will in part depend on the Company’s ability to protect its employees, customers and supply chain and its continued designation as “essential” in states where it does business that currently or in the future impose restrictions on business operations. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in the face of this pandemic and other events.

Foreign Private Issuer Status

As of January 1, 2021, we were no longer a foreign private issuer, and we are required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act, including filing this Annual Report on Form 10-K, quarterly periodic reports and current reports for certain events, complying with the sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regulating the solicitation of proxies, requiring insiders to file public reports of their share ownership and trading activities and insiders being liable for profit from trades made in a short period of time. We are also no longer exempt from the requirements of Regulation FD promulgated under the Exchange Act related to selective disclosures. In addition, we are required to report our financial results under U.S. Generally Accepted Accounting Principles, including our historical financial results, which have previously been prepared in accordance with International Financial Reporting Standards. We expect to continue to incur significant legal, accounting, insurance and other expenses and to expend greater time and resources to comply with these requirements. In addition, we may need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in “Part IV, Item 15, Note 2 – Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Significant Accounting Judgments, Estimates and Assumptions

The Company makes estimates and assumptions about the future that affect the reported amounts of assets and liabilities. Estimates and judgments are continually evaluated based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Actual experience may differ from these estimates and assumptions.

The effect of a change in an accounting estimate is recognized prospectively by including it in comprehensive income in the period of the change, if the change affects that period only, or in the period of the change and future periods, if the change affects both.

Information about critical judgments in applying accounting policies that have the most significant risk of causing material adjustment to the carrying amounts of assets and liabilities recognized in the financial statements within the next financial year are discussed below.

Significant estimates made in the preparation of these consolidated financial statements include the following areas:

Useful lives of property, plant and equipment and intangible assets

Property, plant and equipment are amortized or depreciated over their useful lives. Useful lives are based on management’s estimate of the period that the assets will generate revenue, which are periodically reviewed for continued appropriateness. Changes to estimates can result in significant variations in the carrying value and amounts charged to the consolidated statement of operations and comprehensive loss in specific periods.

Amortization of intangible assets is dependent upon estimates of useful lives based on management’s estimate.

Inventory

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price the Company expects to realize by selling the inventory, and the contractual arrangements with customers. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Share-based compensation

Share-based compensation expense is measured by reference to the fair value of the stock options at the date at which they are granted. Estimating fair value for granted stock options requires determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the option, volatility, dividend yield, and rate of forfeitures. See Note 18.

Fair value of financial instruments

The individual fair values attributed to the different components of a financing transaction, notably investment in equity securities, derivative financial instruments, convertible debt and loans, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. The assumptions regarding the derivative liabilities are disclosed in Note 21.

Goodwill Impairment

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a business combination is not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  The company uses the approach described in ASC Topic 350 which includes both qualitative and quantitative measures to test for impairment.

Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments (THC Cannabis and CBD Wellness). For the purposes of testing goodwill, the Company has identified four reporting units. The Company analyzed its reporting units by first reviewing the operating segments based on retail vs. production operations for THC, and comprehensive operations of Pure Ratios for CBD. The production operating segment was then further divided into two reporting units determined through primary activities for cultivation and production, and ancillary services supporting the production operating segment.

Business combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on the entries made on and after acquisition.

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied. See Note 11 for additional details.

Segmented reporting

The Company must exercise judgement in defining its business segments (Note 22) and allocating revenue, expenses and assets among the segments. The Company bases allocations on the groupings used to manage the business and report to senior management.

Income taxes

The Company must exercise judgment in determining the provision for income taxes. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities and contingencies for expected tax audit issues based on the Company’s current understanding of the tax law. For matters where it is probable that an adjustment will be made, the Company records its best estimate of the tax liability including the related interest and penalties in the current tax provision.

In addition, the Company recognizes deferred tax assets relating to tax losses carried forward to the extent there are sufficient taxable temporary differences (deferred tax liabilities) relating to the same taxation authority and the same taxable entity against which the unused tax losses can be utilized. However, utilization of the tax losses also depends on the ability of the taxable entity to satisfy certain tests at the time the losses are recouped.

Control of entities being consolidated

The Company must exercise judgment in determining if, and when control exists over entities where the Company does not have direct ownership but does have control through management agreements. The Company consolidates all entities that it controls.

Intangible assets

Intangible assets acquired in a business combination are measured at fair value at the acquisition date. The Company must exercise judgment in identifying intangible assets, in determining their useful life, if any, and in testing for impairment.

Results of Operations

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

The following table sets forth our consolidated statement of operations for the years ended December 31, 2020 and 2019, and the change between the two years ($ in thousands):

			Change
	2020	2019	$	%
Revenue from Sale of Goods	$46,616	$14,812	$31,804	215%
Real Estate Income	11,019	4,220	6,799	161%
Total Revenues	57,635	19,032	38,603	203%
Cost of Goods Sold	(21,124)	(10,851)	(10,273)	95%
Gross profit	36,511	8,181	28,330	346%
Total Operating Expense	69,121	188,021	(118,900)	(63%)
Income (Loss) from Operations	(32,610)	(179,840)	147,230	82%
Total Other income (expense)	(12,333)	1,814	(14,147)	(780%)
Net Income (Loss) Before Income Taxes	(44,943)	(178,026)	133,083	75%
Income Tax Expense	(15,049)	(966)	(14,083)	1458%
Net Loss from Continuing Operations	(59,992)	(178,992)	119,000	66%
Net Income (Loss) from Discontinued Operations, Net of Taxes	12,987	(3,133)	16,120	515%
Net Income (Loss)	$(47,005)	$(182,125)	$135,120	74%

Revenue from Sale of Goods

Revenue from sale of goods for the twelve months ended December 31, 2020 was $46,616, an increase of $31,804 or 215% compared to the twelve months ended December 31, 2019. This increase was primarily due to higher sales with the start of adult use sales in at our two dispensaries in Illinois in January and December 2020, and in Massachusetts in August and September of 2020.

Real Estate Income

Real Estate Income from leasing cannabis production facilities ended December 31, 2020 was $11,019, an increase of $6,799 or 161% compared to the twelve months ended December 31, 2019. This increase was primarily due to a full year of real estate income in 2020 as compared to five months of income in 2019 after the Cannex business combination.

Cost of Goods Sold

Cost of goods sold (“COGS”) increased $10,273 for the twelve months ended December 31, 2020.  COGS represent costs to cultivate and produce cannabis and CBD products that are produced in our owned facilities and are sold to third parties and through our owned dispensaries.  For products that are purchased from third parties, COGS is the cost of inventory for sales to retail customers.   Production costs increased $5,129 due to the increased production at the at our Illinois and Massachusetts facilities. COGS for purchased inventory grew $5,994 to help facilitate the demand at our owned facilities as adult use became available in Illinois in January and December 2020, and in Massachusetts in August and September 2020.

Gross Profit

Gross profit for the twelve months ended December 31, 2020 was $36,511, an increase of $28,330 or 346%, compared the twelve months ended December 31, 2019. The increase was primarily due to higher sales from the dispensaries in Illinois and Massachusetts as noted in Revenue above.

Total Operating Expenses

Total operating expenses for the twelve months ended December 31, 2020 were $69,121, an decrease of $118,900 or 63%, as compared to the twelve months ended December 31, 2019. This increase is primarily due to an increase of $14,328 due to higher selling costs at the store-level. The sharp decrease is largely due to a $145,203  impairment of goodwill from the Cannex business combination during the twelve months ended December 31, 2019. This impairment was a non-cash item and had no effect on the operations of the Company.

Total Other Income (Expense)

Total Other Income (Expense) for the twelve months ending December 31, 2020 was ($12,333), as compared to $1,814 for the twelve months ended December 31, 2019. This is driven by higher interest expense from the GGP and LI Lending loans (Note 13).

Net Loss From Continuing Operations

Net loss from continuing operations for the twelve months ended December 31, 2020 was $59,992, compared to a net loss from continuing operations of $178,992 for the twelve months ended December 31, 2019. The higher loss for the twelve months ended December 31, 2019 was primarily due to the impairment of goodwill from the Cannex business combination.

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018

The following table sets forth our consolidated statement of operations for the years ended December 31, 2019 and 2018, and the change between the two years ($ in thousands):

			Change
	2019	2018	$	%
Revenue from Sale of Goods	$14,812	$3,766	$11,046	293%
Real Estate Income	4,220	—	4,220	N/A
Total Revenues	19,032	3,766	15,266	405%
Cost of Goods Sold	(10,851)	(2,618)	(8,233)	314%
Gross profit	8,181	1,148	7,033	613%
Total Operating Expense	188,021	13,523	174,498	1290%
Income (Loss) from Operations	(179,840)	(12,375)	(167,465)	(1353%)
Total Other income (expense)	1,814	2,218	(404)	(18%)
Net Income (Loss) Before Income Taxes	(178,026)	(10,157)	(167,869)	(1653%)
Income Tax Expense	(966)	(105)	(861)	820%
Net Loss from Continuing Operations	(178,992)	(10,262)	(168,730)	(1644%)
Net Income (Loss) from Discontinued Operations, Net of Taxes	(3,133)	—	(3,133)	N/A
Net Income (Loss)	$(182,125)	$(10,262)	$(171,863)	(1675%)

Revenue from Sale of Goods

Revenue for the twelve months ended December 31, 2019 was $14,812 an increase of $11,046 or 293% compared to the twelve months ended December 31, 2018. This increase was primarily due to a full year of operations at businesses acquired in 2018 ($5,586), the acquisition of PHX Interactive, LLC in February 2019 ($2,077), the acquisition of Om of Medicine in April 2019 ($2,061) and the business combination with Cannex in July 2019 ($7,118).

Revenues also improved from the opening of three dispensaries in Maryland, one dispensary in Arkansas, and one dispensary and cultivation location in Worcester, MA throughout 2019 ($3,475). For existing dispensary operations in South Shore, IL, Allentown, PA, and Catonsville, MD combined sales increased in 2019 compared to 2018 by over $5,835. Existing cultivation and processing operations in Illinois increased revenues in the twelve months ended December 31, 2019 by $2,007 through wholesale transactions.

Real Estate Income

Real Estate Income from leasing cannabis production facilities ended December 31, 2019 was $4,220 compared to $nil for to the twelve months ended December 31, 2018, resulting from the five months of real estate income recognized after the Cannex business combination in 2019.

Cost of Goods Sold

Cost of goods sold (“COGS”) increased $8,233 for the twelve months ended December 31, 2019. COGS represent costs to cultivate and produce cannabis and CBD products that are produced in Company owned facilities and are sold to third parties and through Company-owned dispensaries. For products that are purchased from third parties, COGS is the cost of inventory for sales to retail customers. Production costs increased $5,538 due to the increased production at the previously acquired HPI facility as well as increased production at the Company’s Illinois location and newly opened Worcester, MA facility. COGS for purchased inventory grew $10,018 to help facilitate the demand at newly opened or acquired dispensary locations ($8,800) as well as the business combination with Cannex’s equipment and supplies wholesale business ($1,218).

Gross Profit

Gross profit for the twelve months ended December 31, 2019 was $8,181, an increase of $7,033 or 613%, compared the twelve months ended December 31, 2018. The increase was primarily due to the business combination with Cannex and the associated real estate leasing business. Additionally, gross profits increased with a full year’s performance of Healthy Pharms, and the acquisition of PHX Interactive, LLC and OM of Medicine. The remaining gross profit improvement can be attributed to progress of existing dispensary operations in Pennsylvania and Illinois, as well as newly opened dispensaries and productions assets in Maryland, Arkansas, Illinois, and Massachusetts.

Total Operating Expenses

Total operating expenses for the twelve months ended December 31, 2019 were $188,021, an increase of $174,498 or 1290%, as compared to the twelve months ended December 31, 2018. The result is largely due to a $146,295 charge from the impairment of goodwill from the Cannex business combination. This impairment is a non-cash items and has no effect on the operations of the Company. The goodwill is the difference between the consideration paid and the fair value of the net assets acquired on July 31, 2019. Goodwill is required to be tested for impairment at least annually and the first test of the goodwill occurred as of December 31, 2019. The goodwill acquired was approximately $180,157 and was the result of the Company’s relatively high stock price on July 31, 2019. The Company hired an independent valuation company to test for impairment and the results were reviewed by the Company’s auditors. The primary intangible asset acquired is the know-how to efficiently grow and manufacture high quality cannabis products at scale and this know-how has been implemented at Holdings’ three legacy production facilities. The Company continues to forecast rapid growth in revenue and cash flows as a result of this know-how and for the impairment testing the Company discounted the cash flows from the rapid growth to be conservative which resulted in a higher impairment amount. The Company continues to forecast rapid growth and improvements to cash flows over the next three years.

Total Other Income (Expense)

Total Other Income (Expense) for the twelve months ending December 31, 2019 was 1,814, a decrease of ($404) or 18%. The decrease is largely due to higher legal settlements in 2018.

Net Loss Before Income Taxes

Net loss before taxes and non-controlling interest for the twelve months ended December 31, 2019 was $178,026, compared to a net loss before taxes and non-controlling interest of $10,157 for the twelve months ended December 31, 2018. This higher loss was primarily due to the impairment of goodwill, additional overhead expenses from Cannex entities, and an increase in corporate headcount. The loss was partially offset by the improvement in the underlying dispensary, cultivation, and production businesses compared to the twelve months ending December 31, 2018.

Results of Operations – Segments

The following tables summarize revenues net of sales discounts by segment for the years ended December 31, 2020, 2019 and 2018:

	For the Year ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
THC Cannabis	50,041	17,825	3,766	32,216	181%	14,059	373%
CBD Wellness	7,594	1,207	-	6,388	529%	1,207	N/A
Total	57,635	19,032	3,766	38,603	203%	15,266	405%

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

Net revenues for the THC Cannabis Segment were $50,041 for the year ended December 31, 2020, an increase of $32,216 or 181%, compared to the year ended December 31, 2019. The increase in net revenues was primarily driven by 2019 only including five months of revenue from the Cannex acquisition.

Net revenues for the CBD Wellness Segment were $7,594 for the year ended December 31, 2020, an increase of $6,388 or 529%, compared to the year ended December 31, 2019. The increase in net revenues was primarily driven by a significant increase in digital marketing.

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018

Net revenues for the THC Cannabis Segment were $17,825 for the year ended December 31, 2019, an increase of $14,059 or 373%, compared to the year ended December 31, 2018. The increase in net revenues was primarily driven by the acquisition of Healthy Pharms in November 2018, the acquisition of Om of Medicine in April 2019, and the opening of the Mission Worcester dispensary in May 2019.

Net revenues for the CBD Wellness Segment were $1,207 for the year ended December 31, 2019, an $nil for the year ended December 31, 2018, as Pure Ratios included in the 2019 acquisition of Cannex.

Non-GAAP Financial and Performance Measures

In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate the Company’s financial performance. Management uses the non-GAAP measurement of adjusted EBITDA, which we believe reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods. We also believe that this non-GAAP financial measure enables investors to evaluate the Company’s operating results and future prospects in the same manner as management. This non-GAAP financial measures may also exclude expenses and gains that may be unusual in nature, infrequent or not reflective of the Company’s ongoing operating results. As there are no standardized methods of calculating non-GAAP measures, our methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similarly titled measures used by others. Accordingly, non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is defined by the Company as earnings before interest, taxes, depreciation and amortization less share-based compensation expense and one-time charges related to acquisition and business combination related costs. We consider these measures to be an important indicator of the financial strength and performance of our business. The following table reconciles adjusted EBITDA to its closest GAAP measure.

For the years ended December 31, 2020 and 2019, adjusted EBITDA consisted of the following:

Year ended December 31,	2020	2019
	$	$
Net loss (GAAP)	$(47,051)	$(182,010)
Interest income	(77)	(85)
Interest expense	15,779	5,559
Income tax expense	15,049	966
Depreciation and amortization	8,563	4,171
Accretion	(643)	(337)
Equity based compensation	5,306	5,913
Legal settlement	(2,480)	(2,500)
Change in value of derivative liability	1,578	(5,317)
Foreign exchange gain (loss)	(19)	57
Acquisition, transaction, and other one-time costs	3,872	2,394
Non-cash inventory adjustment	2,305	—
Non-cash lease expense	2,404	—
Investment write-off	1,701	529
Adjustment to contingent consideration	775	—
Impairment of goodwill	16,748	145,203
Gain on sale of subsidiary	(12,987)	529
Gain on sale leaseback transactions	(3,345)	—
Gain on restructuring of notes receivable	(380)	—
Gain on settlement of debt	(1,218)	—
Adjusted EBITDA (Non-GAAP)	$5,880	$(24,928)

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA excludes:

•	Interest income and expense
•	Current income tax expense
•	Non-cash depreciation and amortization expense
•	Accretion expense related to a periodic update of the present value of a liability
•

Equity based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy

•	Legal settlements
•	Non-cash change in fair value of derivative liability
•

Non-cash foreign exchange gains or losses, which accounts for the effect of both realized and unrealized foreign exchange transactions; unrealized gains or losses represent foreign exchange revaluation of foreign denominated monetary assets and liabilities

•	Acquisition, transaction, and other expenses (income), which vary significantly by transactions and are excluded to evaluate ongoing operating results
•	Investment write-off
•	Non-cash impairment charges, as the charges are not expected to be a recurring business activity

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because adjusted EBITDA excludes (a) certain non-cash expenses (such as depreciation, amortization and stock-based compensation) and (b) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, litigation or dispute settlement charges or gains, and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses adjusted EBITDA (a) as a measure of operating performance, (b) for planning and forecasting in future periods, and (c) in communications with the Company’s board of directors concerning the Company’s financial performance. The Company’s presentation of adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.

Although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with U.S. GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are (a) they do not reflect the Company’s interest income and expense, or the requirements necessary to service interest or principal payments on the Company’s debt, (b) they do not reflect future requirements for capital expenditures or contractual commitments, and (c) although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP measures do not reflect any cash requirements for such replacements.

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

Liquidity and Capital Resources

As of December 31, 2020 and 2019, we had total current liabilities of $37,784 and $18,852, respectively, and current assets of $44,736 and $30,241, respectively to meet its current obligations. As of December 31, 2020, we had working capital of $6,952, down $4,727 as compared to December 31, 2019, driven primarily by an increase in cash and cash equivalents.

The Company is an early-stage growth company. It is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are being utilized for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier and investor and industry relations.

Cash Flows

Net Cash Used in Continued Operating Activities

Net cash used in continued operating activities is $13,414 for the twelve month period ended December 31, 2020, a decrease of $15,985 as compared to $29,399 for the twelve month period ended December 31, 2019. The increase is largely due to increased non-cash charges such as depreciation and accrued interest, which was offset by higher interest charges from debt acquired through the Cannex acquisition and from other loans.

Net Cash Provided by (Used in) Continued Investing Activities

Net cash provided by continued investing activities is $41,016 for the twelve month period ended December 31, 2020, an improvement of $62,588 as compared to the ($21,572) cash used in investing activities for the twelve month period ended December 31, 2019.  The primary source is proceeds from the sale of our dispensaries and interests in Arizona, Pennsylvania, Maryland and Arkansas, as well as the closing of a sale leaseback transaction.  Some of these proceeds were used to purchased $13,785 in property and equipment during the period.

Net Cash Provided by (Used in) Continued Financing Activities

Net cash used in continued financing activities is ($18,008) for the twelve months ended December 31, 2020, a decrease of $71,607 as compared to the twelve month period ended December 31, 2019. The decrease is largely due to $46,113 received in proceeds from loans from Cannex and LI Lending during 2019.  The loan proceeds received in 2019 were used in later periods for capital expenditures and working capital. In 2020, the Company repaid $37,813 of convertible debentures, which was partially offset by $8,597 of cash proceeds from issuing convertible debt, and $12,134 from the sale of stock.

Net Cash Provided by (Used in) Discontinued Operations

Net cash provided by discontinued operating, investing, and financing activities is $1,197 for the twelve months ended December 31, 2020, a decrease of $2,881 as compared to the twelve month period ended December 31, 2019. The primary source is a lower net loss for 2020 due to higher sales at the dispensaries. The Company does not believe that the reduction of cash provided from discontinued activities will materially impact liquidity in short term or future operations.

Availability of Additional Funds

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Thereafter, the Company may need to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Contractual Obligations

The Company has the following gross contractual obligations as of December 31, 2020, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$11,149	$1,600	$—	$—	$12,749
Convertible notes, notes payable and accrued interest	5,024	16,629	45,362	—	67,015
Contingent consideration payable	2,393	3,103	—	—	5,496
Total	$18,566	$21,332	$45,362	$—	$85,260

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Subsequent Events

Land and Funding for Illinois Cultivation and Production Facility

On March 15, 2021, the Company announced that it had entered into definitive agreements with the landowner and an affiliate of Innovative Industrial Properties, Inc. (“IIPR”) to build a cultivation and production facility in Illinois.

The first phase of the buildout will constitute 258,000 square feet of building, comprising 65,000 square feet of flowering canopy and approximately 70,000 square feet of manufacturing space for the development of 4Front’s branded flower, edibles, tinctures, concentrates and other manufactured products. Phase 1 is expected to be operational by Q4 2022.

The subsequent phase(s) of the buildout will add an additional 300,000 square feet of facility to meet market demand. The Company plans to hire more than 240 employees to its cultivation and production teams during Phase 1.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15. Exhibits and Financial Statement Schedules” and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in the Company’s internal control described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The CEO and CFO are also responsible for disclosing any changes to the Company’s internal controls during the most recent period that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company’s management, under the supervision and with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of the Company´s internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. Management concluded that as of December 31, 2020, the Company had a material weakness relating to three components of the COSO framework. The material weaknesses are summarized below, and remediation efforts are outlined in the “Remediation of Material Weaknesses in Internal Control over Financial Reporting” section below

Material Weaknesses in Internal Control

The Company did not fully design and implement effective control activities based on the criteria established in the COSO framework. The Company has identified deficiencies that constitute a material weakness, either individually or in the aggregate. This material weakness is attributable to the following factors:

•	We did not have sufficient accounting staff resources to timely perform closing and audit related procedures.
•	We did not have effective controls over the review procedures for balance sheet account reconciliations and manual journal entries.
•	We did not have documented evidence of review procedures and did not have sufficient segregation of duties within our accounting function.

Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company continues to strengthen our internal control over financial reporting and is committed to ensuring that such controls are designed and operating effectively. The Company is implementing process and control improvements to address the above material weakness as follows:

•	The Company will assess sufficient resources, both in accounting staff and related technology, needed to timely perform closing and audit related procedures and align identified resources.
•	The Company will assess controls needed to effectively review procedures for balance sheet account reconciliations and manual journal entries and implement identified controls.
•	The Company will assess review procedures to have sufficient segregation of duties within our accounting function, then standardize and document such procedures for evidence of review.

The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company is working to have the material weaknesses remediated as soon as possible. However, there is no assurance that the remediation will be fully effective. As described above, the material weakness has not been remediated as of the filing date of this Form 10-K. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of the Company’s financial reporting may be materially and adversely affected.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of April 5, 2021:

Name	Age	Position(s)
Executive Officers
Leonid Gontmakher	35	Chief Executive Officer
Peter Rennard	66	Interim Chief Financial Officer
Joseph Feltham	35	Chief Operating Officer
Andrew Thut	47	Chief Investment Officer
Kris Krane	42	President

Non-Employee Directors
David Daily (1) (2)	40	Director
Chetan Gulati (1)	43	Director
Kathi Lentzsch (2)	65	Director
Eric Rey (1) (2)	65	Director
Roman Tkachenko (2)	37	Director
Joshua Rosen	47	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Executive Officers

Leonid Gontmakher has served as our Chief Executive Officer since March 2020, and has been a member of our board of directors since August 2019.  From 2014 to 2018, Mr. Gontmakher co-founded and then operated Northwest Cannabis Solutions, which under his leadership grew to be one of the largest and most successful producers of cannabis products in Washington state. From March 2018 to July 2019, he also served as Chief Operating Officer at Cannex Capital Holdings, Inc., which merged with 4Front in July 2019. Mr. Gontmakher has significant experience in cannabis facility design, construction management, equipment sourcing, operations, branding, sales and marketing strategy, and software solutions. Before entering the cannabis industry, from 2008 to 2013 he served on the senior management team at North America’s largest processor and distributor of specialized seafood products. Mr. Gontmakher hold a Bachelor of Science degree from Arizona State University.

Peter Rennard has served as our Interim Chief Financial Officer since February 2021.  From March 2020 to December 2020, Mr. Rennard served as Interim Chief Financial Officer and Finance Consultant to Cervelo Cycles, a performance bicycle manufacturer.  From November 2018 to March 2020, he served as Chief Financial Officer and Finance Consultant to United Scope, LLC, a provider of microscopes and related accessories.  From April 2011 to November 2018, Mr. Rennard served as a Partner and Chief Financial Officer for Tatum, LLC, an executive talent and strategic consulting firm, which is a subsidiary of Randstad NV (OTCMKTS:RANJY).  Prior to his employment at Tatum, LLC, Mr. Rennard worked in a number of executive-level finance positions, including Toyota Racing Development, Inc., Connolly Pacific and the Limbach Company, LP.  Mr. Rennard holds a Bachelor of Arts from Westmont College, and a Master of Business Administration from Pepperdine University.

Joseph Feltham joined the Company in July 2014 and has served in a variety of financial and operational roles, including Chief of Staff and EVP, Operations, and was appointed as the Company’s Chief Operating Officer in August 2020. He has brought a wealth of experience and support in financial analysis, market research and operations support and is instrumental in implementing new processes and projects for the company.  Mr. Feltham holds a Bachelor of Science from the University of San Francisco.

Andrew Thut was an early investor in 4Front, joining the Company full time as Chief Investment Officer in October 2014. He brings to the team a wealth of financial-management experience and business acumen having previously served as Managing Director of the BlackRock Small Cap Growth Fund at BlackRock Advisors LLC. During his 11-year involvement with BlackRock Small Cap Growth Fund, the $2 billion fund ranked in the top five percent of all domestic small cap growth funds. He also has held positions at MFS Investment Management and BT Alex Brown. Since joining 4Front, he has immersed himself in every facet of the cannabis industry, from the relevant financial drivers of the industry to hands-on experience with dispensaries and cultivation facilities.  Mr. Thut holds a Bachelor of Arts from Dartmouth College.

Kris Krane founded 4Front Advisors in February 2011, and has served as the Company’s President since 2015. Prior to founding 4Front, Mr. Krane served as director of client services for CannBe, a pioneer in developing best practices within the medical cannabis industry from October 2009 to January 2011. Mr. Krane has dedicated his career to reforming the nation’s misguided drug policies, having previously served as associate director of NORML (2000-2005) and executive director of Students for Sensible Drug Policy (2006-2009). He currently serves on the National Cannabis Industry Association board of directors and pens a column about the cannabis industry for Forbes. Mr. Krane’s pioneering roots in cannabis advocacy and policy provides a deep understanding of the evolving regulatory environment.  Mr. Krane holds a Bachelor of Arts from American University.

Non-Employee Directors

David Daily has served as a member of the Company’s board of directors since July 2019.  Mr. Daily is the CEO of Gravitron, LLC which he founded in May 2004. Commonly known as Grav.com or GRAV®, its original invention was the first all-glass gravity bong, the Gravitron, which was an instant success and has become a cult classic. Since the Gravitron, Mr. Daily has designed or led the GRAV® design team to bring over 500 unique top-line products to the cannabis market. Mr. Daily is an investor, board member, mentor, and advisor to over a dozen start-up stage brands in cannabis and consumer packaged goods. He holds a B.A. in Economics from The University of Texas at Austin.

Chetan Gulati has served as a member of the Company’s board of directors since December 2020.  He has been a partner and head of research at Navy Capital, a New York-based asset manager focused on the rapidly growing global cannabis sector from 2019 to the present. Mr. Gulati began his career practicing law at Wachtell, Lipton, Rosen and Katz where he focused on corporate restructurings and finance. He then joined Perry Capital in 2007, and was ultimately appointed to run Perry's London operations from 2010-2016. From 2017-2018 Mr. Gulati was a Partner at Smith Cove Capital. He holds a Bachelor of Arts from the University of Rochester and a Juris Doctor from Yale Law School.

Kathi Lentzsch has served as a member of the Company’s board of directors since September 2019. Ms. Lentzsch has more than three decades of experience in retail and wholesale operations and management with public and privately held companies. Until December 2020, Ms. Lentzsch was the CEO, President and a Board member of Bartell Drugs, one of the oldest and largest family-owned pharmacy chains in the country. She left this role after successfully leading the sale of the company to Rite Aid, the third largest pharmacy chain in the country. She previously served as Interim CEO of Gumps, a 150-year old retailer of luxury gifts, President of Enesco Gift, one of the oldest giftware companies in the nation, and held senior executive roles at Pottery Barn (a division of Williams Sonoma), Cost Plus World Market and Pier 1 Imports. It was during her time as CEO of Elephant Pharmacy, a unique retail start-up that offered natural and organic products, alternative remedies and services, with a traditional pharmacy, that Ms. Lentzsch became interested in medical cannabis. She serves as advisor to the Center for Leadership and Strategic Thinking at the Foster School of Business at the University of Washington and holds a B.B.A. degree from the College of William and Mary in Virginia.

Eric Rey has served as a member of the Company’s board of directors since July 2019.  From 2018 to 2019, Mr. Rey served as a director of Arcadia Biosciences, Inc. (Nasdaq RKDA), where he previously served as co-Founder, President and CEO from 2002 until retiring in March 2016. Mr. Rey has managed agricultural research, product development and commercial programs for more than 35 years. Prior to Arcadia he was a partner at the Rockridge Group, a consulting firm focused on agricultural biotechnology, and was previously with Calgene, Inc. for 16 years serving in various positions including Vice President of Operations for Calgene Oils, a Division of the Monsanto Company. Mr. Rey is a director Texas Crop Science LLC and Micropep Technologies.   He holds a Bachelor of Science degree from the University of California at Davis.

Joshua Rosen has served as a director of the Company and its predecessor companies since January 2011 and the Company since formation in July 2019. Mr. Rosen has been Chairman of the Company’s board of directors since March 2020.  From December 2020 to the present, Mr. Rosen has served as Managing Partner of Bengal Capital, a cannabis investment and advisory firm.  From July 2014 to March 2020, Mr. Rosen was CEO of the Company and from July 2014 to January 2021, Mr. Rosen was a Partner at Kea Private Capital, a private equity firm.  Mr. Rosen has held positions at Credit Suisse (NYSE:CS) and ABN AMRO Bank N.V. (OTCMKTS:AAVMY) and is on the Board of Managers of Ninety Plus Coffee, LLC.  Mr. Rosen holds a Bachelor of Arts from Beloit College.

Roman Tkachenko has served as a member of the Company’s board of directors since December 2020.  From March 2010 to the present, Mr. Tkachenko has served as the Chief Executive Officer and co-founder of Direct Source Seafood LLC, an importer/wholesaler of specialized frozen seafood products. Direct Source Seafood is the largest importer of king and snow crab from Russia, as well as one of the largest importers of Argentine wild caught shrimp. Direct Source Seafood, LLC has annual revenues of $300 million. From November 2013 to September 2017, Mr. Tkachenko served as the Chief Executive Officer of Marine Treasures International, a company specializing in international sourcing of frozen seafood. Mr. Tkachenko holds a Bachelor of Science in Accounting from Central Washington University.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Party Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

Leonid Gontmakher and Roman Tkachenko are cousins.  There are no other family relationships among any of our executive officers or directors.

Corporate Governance Overview

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. We understand that corporate governance practices change and evolve over time, and we seek to adopt and use practices that we believe will be of value to our stockholders and will positively aid in the governance of the Company. To that end, we regularly review our corporate governance policies and practices and compare them to the practices of other peer institutions and public companies. We will continue to monitor emerging developments in corporate governance and enhance our policies and procedures when required or when our board determines that it would benefit our Company and our stockholders.

Director Independence

Although we are not listed on The Nasdaq Stock Market, LLC (“Nasdaq”), we intend to apply applicable Nasdaq independence rules, which require a majority of a listed company’s board of directors to be comprised of independent directors within one (1) year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than five percent (5%) of our common stock. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our board of directors has determined that four of our six directors, do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, our board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director.

Board’s Role in Risk Oversight and Management

Our board of directors, as a whole and through its committees, is responsible for the oversight of risk management, while our management is responsible for the day-to-day management of risks faced by us. The board of directors receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Role of Board in Risk Oversight Process

Our board of directors has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Director Nomination Process

Our board of directors believes that its directors should have the highest professional and personal ethics and values, consistent with the Company’s longstanding values and standards. They should have broad experience at the policy-making level in business, government or civic organizations. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their own unique experience. Each director must represent the interests of all stockholders. When considering potential director candidates, our board of directors also considers the candidate’s independence, character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of our board of directors. Our board of directors believe that diversity is an important attribute of the members who comprise our board of directors and that the members should represent an array of backgrounds and experiences and should be capable of articulating a variety of viewpoints. Our board of directors priority in selecting board members is the identification of persons who will further the interests of our stockholders through his or her record of professional and personal experiences and expertise relevant to our business.

Stockholder Nominations to the Board of Directors

Director nominations by a stockholder or group of stockholders for consideration by our stockholders at our annual meeting of stockholders, or at a special meeting of our stockholders that includes on its agenda the election of one or more directors, may only be made in accordance with our Articles and applicable law.

Stockholders’ notice for any proposals requested pursuant to Rule 14a-8 under the Exchange Act (including director nominations), must be made in accordance with that rule.

Board Mandate and Committees

The board of directors has a written mandate that governs the board of directors. Additionally, the board of directors is empowered by governing corporate law, the Company’s Articles and its corporate governance policies to manage or supervise the management of the affairs and business of the Company. The board of directors carries out its responsibilities directly and through two board of directors committees, the Audit Committee and the Compensation Committee, each of which operate under a written committee charters approved by the board of directors. The board of directors meets regularly on a quarterly basis and holds additional meetings as required to deal with the Company’s business.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the

SEC. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2020 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms.

Code of Business Conduct and Ethics

The board of directors has adopted the Code of Business Conduct and Ethics which applies to directors, officers, employees, consultants and contractors of the Company and its subsidiaries. The text of the Code of Conduct is available at www.4frontventures.com.  The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this report.

Item 11.Executive Compensation.

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit us to limit reporting of executive compensation to our principal executive officer and our two (2) other most highly compensated named executive officers.

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2019 and 2020, as applicable, by our named executive officers. All amounts are in whole dollars.

		Salary	Bonus	Option Awards	Total
Name and Principal Position	Year	($)	($) (7)	($)	($)
Leonid Gontmakher (1),	2020	400,000	450,000	437,393	1,287,393
Chief Executive Officer and Director	2019	166,667	—	116,446	283,113
Joshua Rosen (2),	2020	348,342	200,000	114,143	662,485
Chief Executive Officer and Director	2019	371,611	46,611	—	418,222
Nicolle Dorsey (3),	2020	202,968	—	116,878	319,846
Chief Financial Officer	2019	68,462	—	87,874	156,336
Brad Kotansky (4),	2020	201,738	—	142,253	343,991
Chief Financial Officer	2019	115,385	—	175,747	291,132
Dave Croom (5),	2020	—	—	—	—
Chief Financial Officer	2019	14,583	—	45,150	59,733
Andrew Thut,	2020	222,966	250,000	151,154	624,120
Chief Investment Officer	2019	212,586	20,278	83,176	316,040
Joseph Feltham (6),	2020	205,899	100,000	474,626	780,525
Chief Operating Officer	2019	160,769	—	464,514	625,283

Notes:

(1)	Mr. Gontmakher was appointed Chief Executive Officer on March 31, 2020.
(2)	Mr. Rosen ceased being Chief Executive Officer on March 31, 2020.
(3)	Ms. Dorsey was appointed Chief Financial Officer on March 31, 2020.
(4)	Mr. Kotansky was appointed on September 3, 2019 and ceased being Chief Financial Officer on March 31, 2020.
(5)	Mr. Croom ceased being Chief Financial Officer on September 3, 2019.
(6)	Mr. Feltham was appointed Chief Operating Officer on September 11, 2020.

(7)	Bonus amounts reflect short-term incentive awards based upon performance in the applicable year and paid in the subsequent year.

Narrative to Summary Compensation Table

Executive Compensation Considerations

The Company’s compensation committee reviews financial information and other performance metrics relative to the historical compensation of executive management and comparative information prepared internally. The compensation committee also reviews management’s recommendations for compensation levels of all of the Company’s named executive officers and considered these recommendations with reference to relative compensation levels of like-size institutions. The totality of the information reviewed by the compensation committee is considered when establishing current executive salary levels, and similar analysis is expected to be considered when reviewing and establishing future salaries and long-term incentives. The Company’s compensation policies and practices are designed to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model. For this purpose, the compensation committee generally considers the Company’s financial performance, comparing that performance to the performance metrics included in the Company’s strategic plan. The compensation committee also generally evaluates management’s compensation in light of other specific risk parameters. The Company’s compensation programs are aimed at enabling it to attract and retain the best possible executive talent and rewarding those executives commensurate with their ability and performance. The Company’s compensation programs consist primarily of base salary, bonus and option awards.

Base Salary

Base salaries for named executive officers are determined in the same manner as those other salaried employees. Salary guidelines are established by comparing the responsibilities of the individual’s position in relation to similar positions in other companies of similar size in our industry.

Section 162(m) of the Code

Section 162(m) generally disallows the corporate tax deduction for certain compensation paid in excess of $1,000,000 annually to “covered employees,” which include: (1) the Chief Executive Officer, (2) the Chief Financial Officer, and (3) any employee whose total compensation is required to be reported to shareholders under the Securities Exchange Act of 1934 by reason of such employee being among the three highest compensated officers for the taxable year (excluding the CEO and CFO); and (4) any executive who was a “covered employee” for any tax year beginning after December 31, 2016. A “covered employee” includes any individual who meets the definition of a “covered employee” at any time during the year, and also includes executives who are the top three highest paid officers (excluding the CEO or CFO) even if their compensation is not required to be disclosed under existing SEC rules. Section 162(m) of the Code was amended by the Tax Cut and Jobs Act of 2018 so that the exceptions for payment of “performance-based compensation” or commissions have been eliminated.

Certain of our executives have received total compensation in excess of $1 million, such that we may not be allowed the full federal tax deduction otherwise permitted for such compensation.

Employment Agreements; Potential Payments Upon Termination or Change-in-Control

Effective March 27, 2020, the Company entered into a Severance, General Waiver and Release Agreement with Brad Kotansky (the “Kotansky Agreement”), terminating Mr. Kotansky’s employment as Chief Financial Officer of the Company.  The Kotansky Agreement provides that, among other things, Mr. Kotansky was to receive a cash severance payment of $112,500, plus an additional lump sum cash payment equal to six months’ of COBRA medical coverage, and the immediate vesting of options to purchase 500,000 SVS.  Mr. Kotansky’s receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Kotansky Agreement, consideration for the waiver and release of claims set forth in the Kotansky Agreement, and Mr. Kotansky’s compliance with the other covenants set forth in the Kotansky Agreement.

Effective April 15, 2020, the Company entered into an Executive Employment Agreement with Joshua N. Rosen (the “Rosen Agreement”), to serve as the Company’s Chief Executive Officer.  The terms of the Rosen Agreement provide for an annual base salary of $350, and that Mr. Rosen is entitled to participate in all equity incentive and employee benefit plans or programs maintained by the Company.  Upon a termination without cause (or if Mr. Rosen resigns for Good Reason, as defined in the Rosen Agreement), he is entitled to receive any severance benefits through twelve months from the termination of the Rosen Agreement.  Pursuant to the Rosen Agreement, Mr. Rosen also received a non-exclusive, royalty free license to use the Antibition brand, which license is terminable by the Company paying to Mr. Rosen a $1.00 termination fee.  Mr. Rosen’s receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Rosen Agreement, including compliance with the confidentiality, non-solicitation, non-disparagement and other restrictive covenants set forth in the Rosen Agreement. The Rosen Agreement was terminated on January 2, 2021, when the Company entered into a Separation and Release Agreement (the “Rosen Separation Agreement”) with Mr. Rosen, which supersedes and replaces the Rosen Agreement.  Under the Rosen Separation Agreement, Mr. Rosen transitioned from being the Company’s Chief Executive Officer to taking on a role as the non-employee Chairman of the Company’s board of directors.  The Rosen Separation Agreement provides that, among other things, the Company shall pay Mr. Rosen $350 in 12 monthly installments, the Company may reimburse Mr. Rosen’s COBRA premiums over a period of 12 months, and the Company will pay Mr. Rosen director fees of $13 per month.  Mr. Rosen’s receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Rosen Separation Agreement, consideration for the waiver and release of claims set forth in the Rosen Separation Agreement, and Mr. Rosen’s compliance with the non-disparagement, and other standard covenants set forth in the Agreement.

Effective June 30, 2020, the Company entered into a Severance, General Waiver and Release Agreement with Jerry Derevanny (the “Derevanny Agreement”), terminating Mr. Derevanny’s employment as General Counsel of the Company.  The Derevanny Agreement provides that, among other things, Mr. Derevanny was to receive a cash severance payment of $192, and a grant of options to purchase 1,400,000 SVS at a purchase price of C$0.80 per SVS, which options shall vest as follows: (i) two-thirds (2/3) of such options vested immediately upon the parties’ execution of the Derevanny Agreement, and (ii) the remaining one-third (1/3) of such options shall vest on June 30, 2021. Mr. Derevanny’s receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Derevanny Agreement, consideration for the waiver and release of claims set forth in the Derevanny Agreement, and Mr. Derevanny’s compliance with the other covenants set forth in the Derevanny Agreement.

On February 1, 2021, the Company entered into a Separation Agreement and Release (the “Dorsey Agreement”) with its former Chief Financial Officer, Nicolle Dorsey.  As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021, the Dorsey Agreement is filed herewith as Exhibit 10.17.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers, at December 31, 2020. All amounts are in whole dollars.

		Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise	Option
	Grant	Options (#)	Options (#)	Price	Expiration
Name and Principal Position	Date	Exercisable	Unexercisable	(C$)	Date
Leonid Gontmakher,	12/11/2017	1,800,000	—	$1.00	12/11/2022
Chief Executive Officer and Director	8/22/2019	233,333	466,667	$1.00	8/22/2024
	10/2/2020	—	3,000,000	$0.77	10/2/2025
Joshua Rosen,	7/31/2019	327,600	—	$0.10	9/16/2024
Chief Executive Officer and Director	8/22/2019	660,000	1,340,000	$1.00	8/22/2024
	12/2/2020	2,000,000	2,000,000	$1.11	12/2/2025
Nicolle Dorsey,	8/22/2019	166,667	333,333	$1.00	8/22/2024
Chief Financial Officer	9/15/2020	—	250,000	$0.86	9/15/2025
Brad Kotansky,	8/22/2019	500,000	—	$1.00	8/22/2024
Chief Financial Officer
Dave Croom,	8/5/2018	600,000	—	$1.00	8/5/2023
Chief Financial Officer	8/22/2019	—	450,000	$1.00	8/22/2024
Andrew Thut,	7/31/2019	1,965,440	—	$0.10	9/16/2024
Chief Investment Officer	8/22/2019	166,667	333,333	$1.00	8/22/2024
	9/15/2020	—	500,000	$0.86	9/15/2025
Joseph Feltham,	7/31/2019	109,200	—	$0.10	9/16/2024
Chief Operating Officer	8/22/2019	250,000	500,000	$0.80	8/22/2024
	9/15/2020	—	390,800	$0.86	9/15/2025

Non-Employee Director Compensation

The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2020. All amounts in the table are in whole dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Betty Aldworth (1)	$22,000	$—	$67,633	$—	$—	$—	$89,633
David Daily	22,000	—	105,507	—	—	—	127,507
Chetan Gulati	—	—	4,410	—	—	—	4,410
Kathi Lentzsch	22,000	—	67,633	—	—	—	89,633
Eric Rey	22,000	—	105,507	—	—	—	127,507
Roman Tkachenko	—	—	4,410	—	—	—	4,410

(1)	Resigned in December 2020

The Compensation Committee has set the compensation for the independent directors at $4 per month. Directors who are officers, employees, or consultants of the Company receive no compensation. The Compensation Committee will review the compensation paid to the Company’s directors annually to ensure that the Company’s approach to Board compensation is competitive and reflects best practices taking into account current governance trends.

Compensation Committee Interlocks and Insider Participation

Not applicable to smaller reporting companies.

Compensation Committee Report

Not applicable to smaller reporting companies.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of December 31, 2020 by:

• each stockholder known by us to beneficially own more than 5% of our SVS;

• each of our directors;

• each of our named executive officers; and

• all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentage of beneficial ownership is based on 537,575,044 SVS outstanding as of December 31, 2020.

The address for each director and executive officer is c/o 4Front Ventures Corp., 5060 N. 40th Street Suite 120, Phoenix, AZ 85018.

The following table sets out information as of December 31, 2020 with respect to security ownership of certain beneficial owners and management.

	Subordinate Voting Shares		Multiple Voting Shares		Total		Voting
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Subordinate Voting Shares	Number Beneficially Owned	% of Total Multiple Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock	% of Voting Capital Stock
Leonid Gontmakher	30,313,057	5.64%	—	0.00%	30,313,057	5.63%	1.94%
Chief Executive Officer
Peter Rennard	—	0.00%	—	0.00%	—	0.00%	0.00%
Interim Chief Financial Officer
Joseph Feltham	905,840	0.17%	—	0.00%	905,840	0.17%	0.06%
Chief Operating Officer
Andrew Thut	11,678,960	2.17%	154,956	12.14%	11,833,916	2.20%	8.70%
Chief Investment Officer
Kris Krane	10,415,280	1.94%	138,888	10.88%	10,554,168	1.96%	7.80%
President
David Daily	22,000	0.00%	—	0.00%	22,000	0.00%	0.00%
Director
Chetan Gulati	7,223,272	1.34%	—	0.00%	7,223,272	1.34%	0.46%
Director
Kathi Lentzsch	—	0.00%	—	0.00%	—	0.00%	0.00%
Director
Eric Rey	20,000	0.00%	—	0.00%	20,000	0.00%	0.00%
Director
Roman Tkachenko	14,191,930	2.64%	—	0.00%	14,191,930	2.63%	0.91%
Director
Joshua Rosen	205,280	0.04%	309,418	24.25%	514,698	0.10%	15.90%
Director
All Board directors and named executive	74,975,619	13.95%	603,262	47.27%	75,578,881	14.03%	35.78%
officers as a group

Camelback Ventures, LLC, Endowment Arm	53,352,000	9.92%	—	0.00%	53,352,000	9.90%	3.42%
Vlad Orlovskii	30,453,118	5.66%	—	0.00%	30,453,118	5.65%	1.95%
Equity Compensation Plan Information

On July 31, 2019, shareholders approved the 4Front Ventures Corp. 2019 Stock and Incentive Plan (the “Stock and Incentive Plan”). The Stock and Incentive Plan permits the grant of: (i) nonqualified stock options (“NQSOs”) and incentive stock options (“ISOs”) (collectively, “Options”); (ii) restricted stock awards; (iii) restricted stock units (“RSUs”); (iv) stock appreciation rights (“SARs”); and (v) performance compensation awards, which are referred to herein collectively as “Awards,” as more fully described below.

The following table sets out information as of December 31, 2020 with respect to the Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	49,692,800	$0.66	4,192,325
Equity compensation plans not approved by security holders	—	—	—
Total	49,692,800	$0.66	4,192,325

As at December 31, 2020, the following awards were outstanding under the Stock and Incentive Plan: a total of 49,692,800 options, representing approximately 9.2% of the then outstanding share number. As at December 31, 2020, an aggregate of 4,192,325 options remained available for issuance under the Stock and Incentive Plan, representing approximately 0.08% of the then Outstanding Share Number.

Summary of Terms and Conditions of the Incentive Plan

Purpose of the Incentive Plan

The purpose of the Stock and Incentive Plan is to enable the Company and its affiliated companies to: (i) promote and retain employees, officers, consultants, advisors and directors capable of assuring the future success of the Company; (ii) to offer such persons incentives to put forth maximum efforts; and (iii) to compensate such persons through various stock and cash-based arrangements and provide them with opportunities for stock ownership, thereby aligning the interests of such persons and shareholders.

Eligible Persons

Any of the Company’s employees, officers, directors, consultants (who are natural persons) are eligible to participate in the Stock and Incentive Plan if selected by the Compensation Committee (as defined herein) (the “Participants”). The basis of participation of an individual under the Stock and Incentive Plan, and the type and amount of any Award that an individual will be entitled to receive under the Stock and Incentive Plan, will be determined by the Compensation Committee based on its judgment as to the best interests of the Company and its shareholders, and therefore cannot be determined in advance.

The maximum number of SVS that may be issued under the Stock and Incentive Plan shall be determined by the Board from time to time, but in no case shall exceed, in the aggregate, 10% of the Outstanding Share Number Notwithstanding the foregoing, a maximum of 20,000,000 SVS may be issued as ISOs, subject to adjustment as provided in the Stock and Incentive Plan. Any shares subject to an Award under the Stock and Incentive Plan that are forfeited, cancelled, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations of a Participant shall again be available for Awards under the Stock and Incentive Plan.

In the event of any dividend, recapitalization, forward or reverse stock split, reorganization, merger, amalgamation, consolidation, split-up, split-off, combination, repurchase or exchange of SVS or other securities of the Company, issuance of warrants or other rights to acquire SVS or other securities of the Company, or other similar corporate transaction or event, which affects the SVS, or unusual or nonrecurring events affecting the Company, or the financial statements of the Company, or changes in applicable rules, rulings, regulations or other requirements of any governmental body or securities exchange or inter-dealer quotation system, accounting principles or law, the Compensation Committee may make such adjustment, which is appropriate in order to prevent dilution or enlargement of the rights of Participants under the Stock and Incentive Plan, to: (i) the number and kind of shares which may thereafter be issued in connection with Awards; (ii) the number and kind of shares issuable in respect of outstanding Awards; (iii) the purchase price or exercise price relating to any Award or, if deemed appropriate, make provision for a cash payment with respect to any outstanding Award; and (iv) any share limit set forth in the Stock and Incentive Plan.

Description of Awards

Pursuant to the Stock and Incentive Plan, the Company is authorized to issue option awards to participants.

Options

The Compensation Committee is authorized to grant Options to purchase Subordinate Voting Shares that are either ISOs meaning they are intended to satisfy the requirements of Section 422 of the U.S. Internal Revenue Code of 1986) (the “Code”), or NQSOs, meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Stock and Incentive Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the Stock and Incentive Plan, unless the Compensation Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Stock and Incentive Plan) of the shares at the time of grant. Options granted under the Stock and Incentive Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an Option granted under the Stock and Incentive Plan will be ten years from the date of grant (or five years in the case of an ISO granted to a 10% shareholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares (at their fair market value on the date of exercise) or by such other method as the Compensation Committee may determine to be appropriate.

Administration of the Stock and Incentive Plan

The Compensation Committee may impose restrictions on the grant, exercise or payment of an Award as it determines appropriate. Generally, Awards granted under the Stock and Incentive Plan shall be nontransferable except by will or by the laws of descent and distribution. No Participant shall have any rights as a shareholder with respect to SVS covered by Options, SARs, restricted stock awards, or RSUs, unless and until such Awards are settled in SVS.

No Option (or, if applicable, SARs) shall be exercisable, no SVS shall be issued, no certificates for SVS shall be delivered and no payment shall be made under the Stock and Incentive Plan except in compliance with all applicable laws.

Tax Withholding

The Company may take such action as it deems appropriate to ensure that all applicable federal, state, local and/or foreign payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant.

Amendments and Termination

Subject to the provisions of the Stock and Incentive Plan, the Board may from time to time amend, suspend or terminate the Stock and Incentive Plan, and the Compensation Committee may amend the terms of any previously granted Award, provided that no amendment to the terms of any previously granted Award may (except as expressly provided in the Stock and Incentive Plan) materially and adversely alter or impair the terms or conditions of the Award previously granted to a Participant under the Stock and Incentive Plan without the written consent of the Participant or holder thereof. Any amendment to the Stock and Incentive Plan, or to the terms of any Award previously granted, is subject to compliance with all applicable laws, rules, regulations and policies of any applicable governmental entity or securities exchange, including receipt of any required approval from the governmental entity or stock exchange, and any such amendment, alteration, suspension, discontinuation or termination of an Award will be in compliance with CSE policies.

For greater certainty and without limiting the foregoing, the Board may amend, suspend, terminate or discontinue the Stock and Incentive Plan, and the Compensation Committee may amend or alter any previously granted Award, as applicable, without obtaining the approval of shareholders in order to: (i) amend the eligibility for, and limitations or conditions imposed upon, participation in the Stock and Incentive Plan; (ii) amend any terms relating to the granting or exercise of Awards; (iii) make changes that are necessary or desirable to comply with applicable laws, rules, regulations and policies of any applicable governmental entity or stock exchange (including amendments to Awards necessary or desirable to avoid any adverse tax results under the Section 409A of the Code; (iv) amend any terms relating to the administration of the Stock and Incentive Plan; or (v) correct any defect, supply any omission or reconcile any inconsistency in the Stock and Incentive Plan or in any Award or Award agreement.

Notwithstanding the foregoing, the Stock and Incentive Plan specifically provides that shareholder approval would be required for any amendments to the Stock and Incentive Plan or an Award that would: (i) require shareholder approval under the rules or regulations of securities exchange that is applicable to the Company; (ii) increase the number of shares authorized under the Stock and Incentive Plan; (iii) permit repricing of Options or SARs; (iv) permit the award of Options or SARs at a price less than 100% of the fair market value on the date of the grant; (v) permit Options to be transferable other than in accordance with the provisions of the Stock and Incentive Plan; (vi) amend the termination and amendment provisions of the Stock and Incentive Plan; or (vii) increase the maximum term permitted for Options and SARs under the Stock and Incentive Plan or extend the terms of any Options beyond their original expiry date.

Corporate Transactions

The Stock and Incentive Plan provides that, in the event of any reorganization, merger, consolidation, split-up, spin-off, combination, plan of arrangement, take-over bid or tender offer, repurchase or exchange of SVS or other securities of the Company or any other similar corporate transaction or event involving the Company (or the Company shall enter into a written agreement to undergo such a transaction or event), the Compensation Committee or the Board may, in its sole discretion, provide for any of the following to be effective upon the consummation of the event (or effective immediately prior to the consummation of the event, provided that the consummation of the event subsequently occurs): (i) either (A) termination of the Award, whether or not vested, in exchange for an amount of cash and/or other property, if any, equal to the amount that would have been attained upon the exercise of the vested portion of the Award or realization of the Participant’s vested rights, or (B) the replacement of the Award with other rights or property selected by the Compensation Committee or the Board, in its sole discretion; (ii) that the Award be assumed by the successor or survivor company, or a parent or subsidiary thereof, or shall be substituted for by similar Options, rights or awards covering the stock of the successor or survivor company, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices; (iii) that the Award shall be exercisable or payable or fully vested with respect to all Shares covered thereby, notwithstanding anything to the contrary in the applicable Award agreement; or (iv) hat the Award cannot vest, be exercised or become payable after a date certain in the future, which may be the effective date of the event.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Certain subsidiaries which were acquired in the business combination with Cannex have contractual relationships with two licensed Washington cannabis producer/processors: Superior Gardens LLC (d/b/a Northwest Cannabis Solutions) (“NWCS”) and 7Point Holdings LLC (“7Point”). The sole owner of NWCS was a related party of Cannex. However, upon the acquisition on July 31, 2019, management determined the sole owner did not have significant influence in the Company thus removing consideration of NWCS as a related party. The sole owner of 7Point was an executive of the Company during 2019. As a result of his departure, 7Point is no longer considered a related party.

NWCS and the Company are parties to a commercial gross lease expiring December 31, 2022 with two five-year renewal options. For the twelve months ended December 31, 2019 the Company recognized $3,338 from interest revenue on the lease receivable for this lease.

7Point and the Company are parties to a commercial sublease expiring May 31, 2023 with one five-year renewal option. For the twelve months ended December 31, 2020 the Company recognized $3,094 (2019 - $1,190) from interest revenue on the lease receivable for this lease

The Company has a service agreement with NWCS to provide consulting and personnel services for growing and processing cannabis for $30 per month and to act as exclusive purchasing agent for equipment, machinery, and other supplies for $20 per month for a three-year term that expired on January 1, 2021 and automatically renewed for an additional three-year term. The Company recognized a total of $250 for the year ended December 31, 2019.

NWCS and the Company entered into a packaging supply agreement under commercially reasonable pricing terms by which NWCS submits packaging and equipment orders for Company-designed packaging sold by NWCS under an exclusive license to use Company brands and recipes in the state of Washington. The packaging supply agreement had an initial term of three years and expired on January 1, 2021 and automatic renewal for additional three-year periods. The Company recognized total of $3,703 in revenue for the year ended December 31, 2019 under the packaging supply agreement.

As of December 31, 2019, the Company held three notes receivable from 7Point with a balance of $355.

As of December 31, 2019, $597 of the Company’s trade receivables were due from NWCS (collected in the following year).

Roman Tkachenko, a director and Leonid Gontmakher, the Company’s Chief Executive Officer own and control LI Lending LLC, which extended the Company a real estate improvement/development loan of $45,000 of which $43,000 was outstanding as of December 31, 2020.

An officer of the Company holds an interest in an online marketing company serving the online CBD market which provided online marketing services during 2020 and 2019 for Pure Ratios. Pure Ratios paid $4,875 (2019 - $1,101) for the twelve months ended December 31, 2020 to this vendor for management fees, pass through marketing costs and customer service.

On November 12, 2020, the Company entered into an Amended and Restated Consulting Agreement (the “Leadership Consulting Agreement”) with Ag-Grow Imports, LLC (“AGI”), a Washington limited liability company owned and controlled by Joshua N. Rosen, Chairman of the Company’s board of directors, and Maha Consulting LLC (“Maha”), a Puerto Rican limited liability company owned and controlled by Leonid Gontmakher, the Company’s Chief Executive Officer.  The Leadership Consulting Agreement provides that, among other things, that AGI shall pay to Maha $33 per month for consulting services rendered to AGI and the Company, including the support of the Company’s intellectual property efforts, key infrastructure projects and leadership services.  Additionally, the Leadership Consulting Agreement provides that AGI and/or the Company, each in their sole discretion, may pay cash bonuses and/or issue equity incentive awards to Maha based on its performance under the Leadership Consulting Agreement.  The Leadership Consulting Agreement shall continue in full force and effect for a period of 12 months, and shall automatically renew for additional 12 month periods, unless a party to the Leadership Consulting Agreement delivers written notice of non-renewal.

The Company has issued notes receivable to related parties that hold or have applied for cannabis licenses or that have secured real estate that can be used for a cannabis facility. The Company had $nil and $696 in such notes at December 31, 2020 and 2019, respectively.

Item 14.	Principal Accountant Fees and Services.

Principal Independent Accountant Fees and Services

Davidson & Company LLC (“Davidson”) has served as our independent registered public accounting firm since July 31, 2019. The engagement of Davidson was approved by the Audit Committee and the Board. Davidson completed the audits of the Company for the year ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, there were no (1) disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Davidson’s satisfaction, would have caused Davidson to make reference thereto in its report on the consolidated financial statements of the Company (as described in Item 304(a)(1)(iv) of Regulation S-K), (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K) or (3) “reportable events as such term is defined in NI 51-102.

Aggregate fees billed by our independent auditors for the years ended December 31, 2020 and December 31, 2019 are detailed in the table below.

Principal Independent Accountant Fees and Services

	2020	2019
Audit Fees(1)	$800,000	$946,818
Audit Related Fees(2)	74,397	—
Tax Fees(3)	—	15,277
All Other Fees(4)	—	—
Total Fees Paid	$874,397	$962,095

(1)	Fees for audit services on an accrued basis.
(2)	Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3)	Fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees billed by the auditor for products and services not included in the foregoing categories.

Pre-approval Policies and Procedures

Our audit committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from independent registered public accounting firms be approved in advance by the audit committee. The audit committee has delegated pre-approval responsibility to the Chair of the audit Committee with respect to non-audit related fees and services.

Our audit committee has determined that the provision of the services as set out above is compatible with the maintaining of Davidson’s independence in the conduct of their auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2020 and 2019, and the consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the years ended December 31, 2020 and 2019, together with notes thereto.

(2) Financial statement schedule: None

(3) Exhibits required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Notice of Articles of Registrant	20-F	June 30, 2020	1.1

3.2	Articles of Registrant	20-F	June 30, 2020	1.2

3.3	Amended and Restated Articles of Registrant dated December 23, 2020				x

4.1	Description of Securities	20-F	June 30, 2020	2.1

10.1	Business Combination Agreement dated March 1, 2019 between 4Front Holdings LLC, 4Front Corp., 1196260 B.C. Ltd. and Cannex Capital Holdings Inc.	20-F	June 30, 2020	4.1

10.2	Senior secured convertible notes issued by Cannex Capital Holdings Inc. on November 21, 2018 to Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., and Gotham Green Credit Partners SPV 2, L.P.	20-F	June 30, 2020	4.3

10.3	Construction Loan Agreements dated May 10, 2019, by and between Linchpin Investors LLC, a subsidiary of the Corporation, and LI Lending LLC, in the amount of up-to $50,000,000 (later modified to up-to $45,000,000)	20-F	June 30, 2020	4.4

10.4	Stock Purchase Agreement by and among 4Front Holdings LLC, Paul Overgaag , Nathaniel Averill and Healthy Pharms, Inc. dated November 13, 2018	20-F	June 30, 2020	4.5

10.5	Contribution Agreement November 13, 2018 between Mission Partners USA, LLC and 4Front Holdings LLC	20-F	June 30, 2020	4.6

10.6	Lock-up agreement dated August 22, 2019, by and among 4Front Ventures Corp. and each of Camelback Ventures, LLC, Joshua Rosen, Trevor Pratte, Karl Chowscano, Andrew Thut, Kris Krane, Leo Gontmakher, Arkadi Gontmakher, Vlad Orlovskii, Oleg Orlovskii, Roman Tkachenko and Glenn Backus	20-F	June 30, 2020	4.7

10.7	Amended and restated securities purchase agreement dated July 31, 2019 among Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Credit Partners SPV 2, L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., 4Front Ventures Corp., Cannex Holdings (Nevada) Inc., 4Front Ventures Corp., 4Front U.S. Holdings Inc. and Cannex Holdings (Nevada) Inc., as amended on January 29, 2020 and March 20, 2020	20-F	June 30, 2020	4.8

10.8	Industrial building lease dated September 1, 2015 by and between Kinzie Properties, LLC, 2400 Greenleaf Partners, LLC, and IL Grown Medicine LLC	20-F	June 30, 2020	4.9

10.9	Amended and Restated Class B Proportionate Shares Option Plan +	20-F	June 30, 2020	4.10

10.10	Amended and Restated Stock Option Plan +	20-F	June 30, 2020	4.11

10.11	Form of Director Indemnification Agreement	20-F	June 30, 2020	4.12

10.12	Executive Employment Agreement with Joshua N. Rosen dated April 15, 2020 +	20-F	June 30, 2020	4.2

10.13	Severance, General Waiver and Release Agreement with Brad Kotansky dated March 27, 2020 +				x

10.14	Severance, General Waiver and Release Agreement with Jerry Derevanny dated June 30, 2020 +				x

10.15	Amended and Restated Consulting Agreement with Ag-Grow Imports, LLC and Maha Consulting LLC				x

10.16	Separation Agreement and Release with Joshua N. Rosen dated January 2, 2021				x

10.17	Severance, General Waiver and Release Agreement with Nicolle Dorsey dated February 3, 2021 +				x

10.18	Membership Interest Purchase Agreement – Denham dated January 1, 2020				x

10.19	Membership Interest Purchase Agreement Amendment 1 – Denham dated March 30, 2020				x

10.20	Membership Interest Purchase Agreement Amendment 2 – Denham dated August 12, 2020				x

10.21	Membership Interest Purchase Agreement – Ethos dated April 30, 2020				x

10.22	Asset Purchase Agreement – Ethos dated April 30, 2020				x

10.23	LI Lending Amended & Restated Promissory Note dated December 17, 2020				x

10.24	Premium Termination Agreement dated August 11, 2020				x

21.1	List of Subsidiaries				x

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act	x

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act	x

32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code *

x

101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

+	Indicates management contract or compensatory plan.
*

This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4FRONT VENTURES CORP.

April 6, 2021	By:	/s/ Leo Gontmakher
Leo Gontmakher Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title:	Date:

/s/ Leo Gontmakher	April 6, 2021
Leo Gontmakher, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter Rennard	April 6, 2021
Peter Rennard, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Daily	April 6, 2021
David Daily, Director

/s/ Chetan Gulati	April 6, 2021
Chetan Gulati, Director

/s/ Kathi Lentzsch	April 6, 2021
Kathi Lentzsch, Director

/s/ Eric Rey	April 6, 2021
Eric Rey, Director

/s/ Josh Rosen	April 6, 2021
Josh Rosen, Director

/s/ Roman Tkachenko	April 6, 2021
Roman Tkachenko, Director

DAVIDSON & COMPANY LLP Chartered Professional Accountants

A member of Nexia International

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

4Front Ventures Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 4Front Ventures Corp.  (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, CanadaChartered Professional Accountants

April 6, 2021

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Consolidated Balance Sheets

As of December 31, 2020 and December 31, 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$18,932	$5,789
Accounts receivable	437	597
Other receivables	1,341	405
Current portion of lease receivables	3,450	9,556
Inventory	18,037	9,825
Current portion of notes receivable	264	1,871
Prepaid expenses	2,275	2,198
Total current assets	44,736	30,241
Restricted cash	—	2,352
Property and equipment, net	33,618	41,822
Notes receivable and accrued interest	91	1,049
Lease receivables	7,595	23,944
Intangible assets, net	28,790	35,147
Goodwill	23,155	40,283
Right-of-use assets	62,466	20,757
Investments	—	759
Deposits	4,305	6,347
TOTAL ASSETS	$204,756	$202,701
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$4,722	$5,866
Accrued expenses and other current liabilities	6,427	3,465
Taxes payable	11,502	1,609
Derivative liability	5,807	—
Current portion of convertible notes	1,652	—
Current portion of lease liability	1,909	972
Current portion of contingent consideration payable	2,393	750
Current portion of notes payable and accrued interest	3,372	6,190
Total current liabilities	37,784	18,852
Convertible notes	14,722	35,607
Notes payable and accrued interest from related party	45,362	44,289
Long term notes payable	1,907	1,903
Long term accounts payable	1,600	1,600
Contingent consideration payable	3,103	4,714
Deferred tax liability	6,530	—
Lease liability	51,545	20,976
TOTAL LIABILITIES	162,553	127,941
SHAREHOLDERS' EQUITY
Equity attributable to 4Front Ventures Corp.	250,583	252,656
Additional paid-in capital	42,116	25,618
Deficit	(250,548)	(203,497)
Non-controlling interest	52	(17)
TOTAL SHAREHOLDERS' EQUITY	42,203	74,760
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$204,756	$202,701

The accompanying notes are an integral part of these consolidated financial statements.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

	December 31, 2020	December 31, 2019
REVENUE
Revenue from sale of goods	$46,616	$14,812
Real estate income	11,019	4,220
Total revenues	57,635	19,032
Cost of goods sold, sale of grown and manufactured products	(11,973)	(6,844)
Cost of goods gold, sale of purchased products	(9,151)	(4,007)
Gross profit	36,511	8,181
OPERATING EXPENSES
Selling and marketing expenses	23,174	9,038
General and administrative expenses	20,494	24,984
Depreciation and amortization	4,061	3,163
Equity based compensation	5,306	5,913
Impairment of goodwill and intangible assets	16,748	145,203
Foreign exchange (gain) loss	(19)	57
Accretion	(643)	(337)
Total operating expenses	69,121	188,021
Loss from operations	(32,610)	(179,840)
Other income (expense)
Interest income	77	85
Interest expense	(15,779)	(5,559)
Change in fair value of derivative liability	(1,578)	5,317
Gain on sale leaseback transactions	3,345	—
Gain on restructuring of notes payable	380	—
Gain on extinguishment of debt	1,218	—
Loss on investments	(759)	(529)
Other	763	2,500
Total other income (expense)	(12,333)	1,814
Net loss before income taxes	(44,943)	(178,026)
Income tax expense	(15,049)	(966)
Net loss from continuing operations	(59,992)	(178,992)
Net income (loss) from discontinued operations, net of taxes	12,987	(3,133)
Net loss	(47,005)	(182,125)
Net income (loss) attributable to non-controlling interest	46	(115)
Net loss attributable to shareholders	$(47,051)	$(182,010)
Basic and diluted loss per share	$(0.09)	$(0.43)
Weighted average number of shares outstanding, basic and diluted	520,563,800	420,306,991

The accompanying notes are an integral part of these consolidated financial statements.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

	Share Capital			Additional Paid-In		Total 4Front Ventures Corp. Shareholders'	Non- Controlling	Total Shareholders'
	Units	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, December 31, 2018	803,591	-	$68,959	$2,227	$(21,487)	$49,699	$(1,668)	$48,031
Class F units of Holdings for acquisition of PHX	5,496	—	2,676	—	—	2,676	—	2,676
Class F units for acquisition of Om	9,040	—	4,400	—	—	4,400	—	4,400
Class F units of Holdings for acquisition of
non-controlling interests	11,642	—	7,989	—	—	7,989	—	7,989
Purchase of non-controlling interests	—	—	(10,156)	—	—	(10,156)	1,766	(8,390)
Issuance of Class F units due to timing of the Cannex
acquisition	3,901	—	—	—	—	—	—	—
Issuance of Class F units to brokers	236	—	115	—	—	115	—	115
Share issuance costs	—	—	(115)	—	—	(115)	—	(115)
Share-based compensation through July 31, 2019	34,572	—	—	3,776	—	3,776	—	3,776
Conversion of 4Front Holdings units to
4Front Ventures Corp. shares	(868,478)	340,370,271	—	—	—	—	—	—
Cannex acquisition	—	190,482,146	181,110	6,825	—	187,935	—	187,935
GGP warrants acquired with Cannex	—	—	—	5,779	—	5,779	—	5,779
Issuance of broker warrants	—	—	—	1,823	—	1,823	—	1,823
Share issuance costs	—	—	—	(1,823)	—	(1,823)	—	(1,823)
Issuance of shares to brokers	—	1,035,456	420	—	—	420	—	420
Share issuance costs	—	—	(420)	—	—	(420)	—	(420)
Conversion option on GGP notes transferred to equity	—	—	—	4,874	—	4,874	—	4,874
Purchase of non-controlling interests in Arkansas entities	—	—	(2,322)	—	—	(2,322)	—	(2,322)
Share-based compensation after July 31, 2019	—	—	—	2,137	—	2,137	—	2,137
Return of treasury shares	—	(365,054)	—	—	—	—	—	—
Net loss	—	—	—	—	(182,010)	(182,010)	(115)	(182,125)
Balance, December 31, 2019	—	531,522,819	$252,656	$25,618	$(203,497)	$74,777	$(17)	$74,760

The accompanying notes are an integral part of these consolidated financial statements.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

	Share Capital			Additional Paid-In		Total 4Front Ventures Corp. Shareholders'	Non- Controlling	Total Shareholders'
	Units	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, December 31, 2019	—	531,522,819	$252,656	$25,618	$(203,497)	$74,777	$(17)	$74,760
Conversion option and warrants for GGP notes transferred to equity	—	—	—	411	—	411	—	411
Conversion option for convertible notes transferred to equity	—	—	—	5,163	—	5,163	—	5,163
Shares issued for Pure Ratios earnout	—	223,145	94	—	—	94	—	94
Share-based compensation	—	—	—	5,306	—	5,306	—	5,306
Exchange of stock for convertible swap notes	—	(29,448,468)	(13,661)	—	—	(13,661)	—	(13,661)
Conversion of notes to equity	—	4,479,113	1,939	—	—	1,939	—	1,939
Shares issued with exercise of warrants	—	2,686,463	1,352	—	—	1,352	—	1,352
Shares issued for services	—	1,192,640	644	—	—	644	—	644
Issuance of stock for purchase of non-controlling interests	—	3,551,040	231	—	—	231	(231)	—
Derecognition of NCI with the sale of Maryland entities	—	—	—	—	—	—	254	254
Issuance of stock for bought deal	—	24,644,500	8,018	—	—	8,018	—	8,018
Issuance of broker warrants	—	—	—	577	—	577	—	577
Share issuance costs for bought deal	—	—	(690)	—	—	(690)	—	(690)
Issuance of warrants to Advisors	—	—	—	381	—	381	—	381
Issuance of warrants to LI Lending	—	—	—	4,660	—	4,660	—	4,660
Net loss	—	—	—	—	(47,051)	(47,051)	46	(47,005)
Balance, December 31, 2020	—	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203

The accompanying notes are an integral part of these consolidated financial statements.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(47,005)	(182,125)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	8,563	4,171
Equity based compensation	5,306	5,913
Change in fair value of derivative liability	1,578	(5,317)
Accretion of lease liability	(107)	(958)
Write-off of investment	759	529
Write-off of receivable	518	—
Write-off of deposit	424	—
Impairment of inventory	—	483
Accrued interest income on notes receivable	—	(97)
Change in contingent consideration payable	774	214
Accretion of contingent consideration	758	—
Accretion of convertible debenture and interest	1,009	1,553
Accrued interest on notes payable	3,073	—
Interest accrued - lease receivable	(312)	(308)
Deferred taxes	6,530	(232)
Impairment of goodwill and intangibles	16,748	145,203
Tax adjustment to goodwill	(1,406)	—
Gain on sale of dispensaries	(13,454)	—
Gain on sales lease back	(3,345)	—
Equity issued to pay consulting fees	644	—
Changes in operating assets and liabilities	5,531	1,572
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATING ACTIVITIES	(13,414)	(29,399)
Net cash provided by (used in) discontinued operating activities	(627)	2,005
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,041)	(27,394)
CASH FLOWS FROM INVESTING ACTIVITIES
Long term deposits	—	(2,507)
Issuance of notes receivable, net of repayments	(3,503)	802
Advances to discontinued operations	—	(7,504)
Notes receivable repayments	782	—
Business combination with Cannex, net cash acquired	—	9,119
Business combination with Om, net cash acquired	—	(176)
Purchase of non-controlling interest	—	(400)
Sale of dispensaries and interests in cannabis licenses	25,423	—
Sale lease back transactions	32,189	—
Purchases of property and equipment	(13,875)	(20,906)
NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	41,016	(21,572)
Net cash provided by (used in) discontinued investing activities	(1,679)	2,073
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	39,337	(19,499)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable received (repaid), net of costs	(317)	46,113
Cannex loan	—	12,497
Sale of stock with warrants, net of issuance costs	12,134	—
Issuance of convertible notes	8,636	—
Proceeds from the exercise of warrants	1,352	—
Repayment of convertible debentures	(37,813)	(953)
Repayment of notes payable	(2,000)	(4,058)
NET CASH PROVIDED BY (USED IN) CONTINUED FINANCING ACTIVITIES	(18,008)	53,599
Net cash provided by discontinued financing activities	3,503	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,505)	53,599
NET INCREASE (DECREASE) IN CASH	10,791	6,706
CASH, BEGINNING OF YEAR	8,141	1,435
CASH, END OF YEAR	$18,932	$8,141

The accompanying notes are an integral part of these consolidated financial statements.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

1.NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the British Columbia Corporations Act.  On July 31, 2019, 4Front Holdings LLC (“Holdings”) completed a Reverse Takeover Transaction (“RTO”) with Cannex Capital Holdings Inc. (“Cannex”) whereby Holdings acquired Cannex and the shareholders of Holdings became the controlling shareholders of the Company (Note 11). Following the RTO, the Company’s SVS are listed on the Canadian Securities Exchange (“CSE”) under the ticker “FFNT” and are quoted on the OTC (OTCQX:  FFNTF).

As of December 31, 2020, the Company operates five dispensaries in Massachusetts, Illinois, and Michigan. The Company operates two production facilities in Massachusetts and one in Illinois.  The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries.

The Company leases real estate and sells equipment, supplies and intellectual property to cannabis producers in the state of Washington. The Company also owns and operates Pure Ratios (which was acquired by Cannex in June 2019), a CBD-focused wellness company in California, that sells non-THC products throughout the United States.

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision.

The head office address of the Company is 5060 North 40th Street, Suite 120, Phoenix, Arizona, and the registered office is 550 Burrard Street, Suite 2900, Vancouver, British Columbia.

2.	SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of Presentation and Statement of Compliance

The accompanying consolidated financial statements as of December 31, 2020 and 2019 (the “consolidated financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(b)	Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

(c)	Functional and Presentation Currency

The Company’s, and its subsidiaries’, functional currency, as determined by management, is the United States (“U.S.”) dollar. These consolidated financial statements are presented in U.S. dollars.

(d)	Basis of Consolidation

The accompanying consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries and reflect all adjustments which are necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. All intercompany balances and transactions are eliminated in consolidation. Subsidiaries consist of entities over which the Company is exposed to, or has rights to, variable returns as well as the ability to affect these returns through the power to direct the relevant activities of the entity. To the extent that subsidiaries provide services that relate to the Company’s activities, they are fully consolidated from the date control is transferred and are deconsolidated from the date control ceases.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

The financial statements of the subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies.

The following are the Company’s wholly owned subsidiaries and entities that are controlled by the Company that are included in these consolidated financial statements as of and for the years ended December 31, 2020 and 2019:

		State of	Ownership %
Business Name	Entity Type	Operations	2020	2019
4Front Holdings, LLC	Holding Company	DE	100%	100%
4Front Advisors, LLC	Consulting Company	AZ	100%	100%
Mission Partners USA, LLC	Investment Company	DE	100%	100%
Linchpin Investors, LLC	Finance Company	DE	100%	100%
Healthy Pharms Inc.	Collocated Cultivation / Production / Dispensary	MA	100%	100%
MMA Capital, LLC	Finance Company	MA	95.0%	85.3%
IL Grown Medicine, LLC	Cultivation	IL	100%	100%
Harborside Illinois Grown Medicine, Inc.	Dispensary (allowing for the operation of 2 dispensaries)	IL	100%	100%
Om of Medicine, LLC	Co-located Medical Provisioning Center (Dispensary); Co-located Adult-Use Dispensary	MI	100%	100%
Mission MA, Inc.	Collocated Cultivation / Production / Dispensary	MA	100%	100%
Real Estate Properties LLC	Real Estate Holding	WA	100%	100%
Fuller Hill Development Co, LLC	Real Estate Holding	WA	100%	100%
Ag-Grow Imports LLC	Importer of Equipment	WA	100%	100%
Pure Ratios Holdings, Inc.	Online CBD Retail	DE	100%	100%
4Front California Capital Holdings Inc.	Real Estate Holding	CA	100%	100%
4Front Nevada Corp.	Holding Company	NV	100%	100%
Brightleaf Development LLC	Holding Company	WA	100%	100%
Mission Partners IP, LLC	IP Holding Company	DE	100%	100%
4Front US Holdings, Inc.	Holding Company	DE	100%	100%
4Front Management Associates, LLC	Management Company	MA	95%	76%
4Front Ventures Corp.	Holding Company	Canada	100%	100%

(e)	Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. For the years presented, the Company did not have any cash equivalents.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

(f)	Inventories

Raw material consists of unharvested cannabis plants, and materials used to manufacture CBD and cannabis products. Work in process is harvested cannabis, processed cannabis oil, and manufactured products that are not complete. Finished goods are cultivation supplies to be sold to cultivators, purchased and manufactured packaged flower, pre-rolls, vape cartridges, edibles, CBD products, and paraphernalia.

Inventories of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost or net realizable value.

Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes.

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Cost is determined using the weighted average cost basis. Products for resale and supplies and consumables are valued at lower of cost and net realizable value. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventories are written down to net realizable value.

(g)	Property and Equipment

Property and equipment are stated at cost, including capitalized borrowing costs, net of accumulated depreciation and impairment losses, if any. Expenditures that materially increase the life of the assets are capitalized. Ordinary repairs and maintenance are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Land/ Assets Under Construction	Not Depreciated
Buildings and Improvements	10 – 39 Years
Furniture and Fixtures	5 – 7 Years
Equipment	7 years
Software	5 Years
Leasehold Improvements	Lesser of Remaining Life of Lease or Useful Life

The assets’ residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively if appropriate. An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on de-recognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in operations in the year the asset is derecognized.

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

(h)	Impairment of non-financial assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its disposition, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

(i)	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition and were as follows for each class of intangible asset as of December 31, 2020:

Intangible assets estimated useful life:
Customer Relationships	5 years
Tradenames	1-10 years
Non-competition Agreement	2-3 years
Know-how (trade secrets)	5 years

Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

(j)	Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a business combination is not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

The Company tests impairment of goodwill in two steps:

1.

Indicators of impairment – a qualitative test to determine whether indicators of impairment (or conversely indicators of non-impairment), collectively “trigger events”, are present by assessing the below.  If there is no negative trigger event, no further analysis is necessary.

a.

Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

b.

Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

c.	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows.
d.

Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.  In this case we have selected a 2019 to 2020 EBITDA comparative.

e.	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation
f.

Events affecting a Reporting Unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a Reporting Unit, the testing for recoverability of a significant asset group within a Reporting Unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a Reporting Unit

g.	If applicable, a sustained decrease in share price (consider in both absolute terms and relative to peers).
2.

Quantitative Assessment - If the qualitative assessment above indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, a quantitative impairment test to compare the fair value to the carrying value. An impairment charge is recorded if the carrying value exceeds the fair value.

(k)	Income Taxes

Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 24, the Company is subject to the limitations of IRC Section 280E.

(l)	Revenue Recognition

Revenue is recognized by the Company in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Through application of the standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

In order to recognize revenue under ASU 2014-09, the Company applies the following five steps:

•	Identify a customer along with a corresponding contract;
•	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
•	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

•	Allocate the transaction price to the performance obligation(s) in the contract;
•	Recognize revenue when or as the Company satisfies the performance obligation(s).

Real estate income

The Company accounts for leases and subleases with its tenants as finance leases. At the inception of a finance lease, the Company recognizes a lease receivable for the net present value of the future lease payments, derecognizes the underlying assets from property and equipment and derecognize the right-of-use-asset for the lease on any subleased facility. Lease payments received are primarily recognized as real estate income in the Consolidated Statements of Operations and Comprehensive Loss. A portion of the lease payment amortizes the lease receivable.

Sale of goods

Revenues consist of consumer packaged goods and retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2020 and 2019.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment.

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2020 and 2019, the loyalty liability totaled $417 and $nil, respectively, and is included in accrued liabilities on the consolidated balance sheets.

(m)	Share-based compensation

The stock option plan (Note 18) allows Company directors, employees and consultants to acquire shares of the Company. The Company measures the fair value of services received in exchange for all options granted based on the fair market value of the award as of the grant date. The fair value of options granted is recognized as a share-based compensation expense with a corresponding increase in equity.

Consideration paid on the exercise of stock options is credited to share capital and the fair value of the options is reclassified from reserves to capital stock.

The fair value is measured at grant date and each tranche is recognized over the period during which the options vest. The fair value of the options granted is measured using the Black-Scholes option pricing model taking into account the terms and conditions upon which the options were granted. At each financial position reporting date, the amount recognized as an expense is adjusted to reflect the number of stock options that are expected to vest.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

(n)	Fair Value of Financial Instruments (See Note 21)

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

The Company provides information about its financial instruments measured at fair value at one of three levels according to the relative reliability of the inputs used to estimate the fair value:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
Level 3	inputs for the asset or liability that are not based on observable market data (unobservable inputs).
(o)	Provisions

Provisions are recognized for liabilities of uncertain timing or amount that have arisen as a result of past transactions, including legal or constructive obligations. The provision is measured at the best estimate of the expenditure required to settle the obligation at the reporting date.

Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s consolidated statement of operations.

(p)	Share Capital

Financial instruments issued by the Company are classified as equity only to the extent that they do not meet the definition of a financial liability or financial asset. The Company’s common shares, share options and warrants are classified as equity instruments. Incremental costs directly attributable to the issue of new shares, warrants or options are shown in equity as a deduction from the proceeds. The proceeds from the exercise of stock options are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with Accounting Standards Codification (ASC) 740, Income Taxes.

(q)	Loss per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per share has been calculated using the weighted average number of common shares that would have been outstanding during the respective period had all stock options and warrants outstanding and having a dilutive effect been converted into shares at the beginning of the period and the proceeds used to repurchase the Company’s common shares at the average market price for the period. If these computations prove to be anti-dilutive, diluted loss per share is the same as the basic loss per share.

(r)	Business Combinations

Acquisitions of subsidiaries and businesses are accounted for using the acquisition method.  The Company measures goodwill as the fair value of the consideration, less the net recognized amount of the identifiable assets and liabilities assumed, all measured at fair value as of the acquisition date.  Any excess of the fair value of the

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data net assets acquired over the consideration, is a gain on business acquisition and would be recognized as a gain in the consolidated statement of operations and comprehensive loss.

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved, which is used as the basis for estimating fair value.

(s)	Foreign Currency

At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the entity’s functional currency by the use of the exchange rate in effect at that date. At the period-end date, unsettled monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at the period-end date and the related translation differences are recognized in net income.

(t)	Use of Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results can differ from these estimates.

(u)	Recent Accounting Pronouncements

Recently Adopted

(i)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and was effective in the first quarter of 2019.

Upon adoption of ASU 2016-02, the Company recorded right-of-use assets of $5,580 and corresponding lease liabilities of $5,897 with the difference of $317 recorded in opening retained earnings. The adoption did not have a material impact on consolidated net earnings or cash flows. See Note 12 for additional information.

(ii)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 requires financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016-13 as of January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

(iii)

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. ASU 2017-04 is applied prospectively and the Company adopted the new standard in the first quarter of 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

(iv)

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)”. ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. ASU 2018-13 is applied prospectively and the Company adopted the new standard in the first quarter of 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

(i)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

(ii)

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”, which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

(iii)

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this ASU on the Company’s financial statements.

3.	CAPITAL MANAGEMENT

The Company’s primary objectives, when managing its capital, are to maintain adequate levels of funding to ensure the Company’s ability to continue as a going concern, support the operations of the Company and to maintain corporate and administrative functions. The Company defines capital as notes payable, convertible notes and equity, consisting of the issued units of the Company. The capital structure of the Company is managed to provide sufficient funding for planned operating activities of the Company. Funds are primarily secured through a combination of equity capital raised by way of private placements and debt. There can be no assurances that the Company will be able to continue raising equity capital and debt in this manner.

Capital is comprised of the Company’s shareholders’ equity. As of December 31, 2020, the Company’s shareholders’ equity was $42,151. There were no changes to the Company’s approach to capital management during the twelve months ended December 31, 2020.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

4.	CASH AND RESTRICTED CASH

Cash at banks earns interest at floating rates based on daily bank deposit rates. The Company had $nil and $2,352 in restricted cash at December 31, 2020 and 2019, respectively, held under the terms of a debt facility.

5.	DEPOSITS

Long-term deposits are made up of the following:

	December 31, 2020	December 31, 2019
Deposits on equipment	$1,156	$3,505
Deposits on construction	—	1,500
Other long-term deposits	3,149	1,342
Total	$4,305	$6,347

6.	INVENTORY

The Company’s inventories include the following at December 31, 2020 and December 31, 2019:

	December 31,2020	December 31,2019
Raw materials – harvested cannabis	$4,693	$687
Raw materials – CBD and ingredients	214	76
Work in process – flower and extract	9,454	6,757
Finished goods – cultivation supplies	886	677
Finished goods – packaged products	2,790	1,628
Total	$18,037	$9,825

During 2020 and 2019, no inventory was pledged as collateral.

7.	NOTES RECEIVABLE

	December 31, 2020	December 31, 2019
Accucanna Note (1)	$—	$1,597
NWCS and 7 Point Notes (2)	355	586
Related Party Notes (3)	—	696
Other	—	41
Total	$355	$2,920
Less: notes receivable, current	(264)	(1,871)
Notes receivable, long term	$91	$1,049

(1)	Accucanna Note

The Company, as part of the Cannex acquisition (Note 11), acquired a loan receivable from Accucanna, LLC (“Accucanna”), a California cannabis dispensary licensee which shared significant common ownership with Pure Ratios. The $1,500 loan was evidenced by a secured convertible promissory note. The note bore interest

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data of 10% for the first six months and 18% thereafter. The loan was restructured in 2020 and the remaining balance was repaid prior to December 31, 2020.

(2)	NWCS and 7Point Notes

The Company acquired three notes receivable in the Cannex business combination (Note 11).  The notes bear interest ranging from 10% - 13% per annum and are repayable in installments totaling $22 per month, maturing in 2022.

(3)	Related Party Notes

The Company held various loans totaling $nil and $696 at December 31, 2020, and December 31, 2019, respectively, from related parties that hold cannabis licenses, have applied for cannabis licenses, or control real estate that can be used for a cannabis facility. The parties are related because a Company executive is a member of the Board of Managers of the party, or employees of the Company have a significant ownership of the party.  The loans are unsecured, non-interest bearing, and are payable on demand. The loans were written-off during 2020.

8.	INVESTMENTS

As of December 31, 2020 and 2019 the Company holds investments of equity in private companies as follows:

	December 31, 2020	December 31, 2019
HelloMe Inc., a California-based company focused on products on the beauty and wellness industry.	$—	$509
LemonHaze Inc., a Washington-based private cannabis event company.	—	150
Retail Education Tools, Inc., a Washington-based start-up application company focused on marketing tools for emerging cannabis companies.	—	100
Total investments	$—	$759

During 2020, the Company determined that the value of these investments is $nil due to a lack of revenue growth and no evidence of future profitability. Accordingly, a loss on investments of $759 has been recorded on the consolidated statement of operations and comprehensive loss.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

9.	PROPERTY AND EQUIPMENT

Property and equipment and related depreciation are summarized in the table below:

	As of December 31,
	2020	2019
Land	$150	$1,636
Buildings & improvements	3,745	11,157
Construction in process	19,934	8,561
Furniture, equipment & other	9,968	7,504
Leasehold improvements	5,839	16,057
Total	39,636	44,915
Less: accumulated depreciation	(6,018)	(3,093)
Total property and equipment, net	$33,618	$41,822

On December 17, 2020, the Company closed two sale and lease back transactions to sell its Olympia, Washington cultivation and processing facility and its Georgetown, Massachusetts combination cultivation, production and dispensary to Innovative Industrial Properties, Inc. (“IIPR”). Under the long-term agreements, the Company will lease back the facilities and continue to operate and manage them. As a result of the sale, the Company disposed of $12,665 of land, buildings, building improvements, and equipment. The Company recognized a gain of $3,345 on the transactions. For further information regarding these transactions, see Note 12 - Leases.

Approximately $33,000 of property and equipment is secured by LI Lending as collateral on the LI Lending note (Note 13).  There were no significant contractual commitments for future capital expenditures as of December 31, 2020 and 2019.

Depreciation of property and equipment is computed using the straight-line method over the asset’s estimated useful life. Depreciation expense for the year ended December 31, 2020 and 2019 was $1,052 and $2,553 respectively, of which $3,769 and $1,700 respectively is included in cost of goods sold.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

10.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization of definite life intangibles is recognized on a straight-line basis over their estimated useful lives. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

	Licenses	Customer Relationships	Non- Competition Agreements	Trademarks	Know-How	Total
Balance, December 31, 2018	$18,741	$2,827	$237	$88	$—	$21,893
Cannex acquisition (Note 11)	—	—	—	3,900	9,700	13,600
Om of Medicine acquisition (Note 11)	7,700	—	—	—	—	7,700
Accumulated amortization	—	(580)	(100)	(263)	(808)	(1,751)
Impairment	(6,295)	—	—	—	—	(6,295)
Balance, December 31, 2019	$20,146	$2,247	$137	$3,725	$8,892	$35,147
Amortization expense	—	(579)	(94)	(377)	(1,959)	(3,009)
Impairment	—	—	—	(3,348)	—	(3,348)
Balance, December 31, 2020	$20,146	$1,668	$43	$—	$6,933	$28,790

Goodwill

Balance, December 31, 2018	$6,065
Cannex acquisition (Note 11)	166,557
Om acquisition (Note 11)	1,435
PHX/Greens Goddess acquisition (Note 11)	6,225
Impairment of PHX/Greens Goddess goodwill	(1,091)
Impairment of continuing operations goodwill	(138,908)
Balance, December 31, 2019	$40,283
Disposal of PHX/Greens Goddess (Note 25)	(5,134)
Tax adjustment to goodwill from Cannex acquisition	1,406
Impairment	(13,400)
Balance, December 31, 2020	$23,155

For the year ended December 31, 2020, the Company recorded a decrease of $5,134, from the disposal of PHX Interactive LLC/Greens Goddess Inc. (Note 25)

Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. The Company tests impairment of goodwill in line with the two steps summarized below and further described in “Footnote 2. Significant Accounting Policies (j) Goodwill”:

1.

Indicators of impairment – a qualitative test to determine if indicators of impairment (or conversely indicators of non-impairment), collectively “trigger events”, are present by assessing macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, events affecting a Reporting Unit, and a sustained decrease in share price (if applicable).

2.

One-Step Quantitative Test – The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

Year ended December 31, 2020

In 2020, management assessed indicators of impairment and concluded the below for the respective reporting units:

Retail, Production and Ancillary Cannabis Reporting Units’

Management has not identified any significant negative triggering events that would suggest it is more likely than not that impairment exists. Therefore, further analysis is not required for these Reporting Units.

Pure Ratios RU

Management has identified negative trigger events regarding its online CBD business. Management has concluded that the overall financial performance of the entity continues to be worse than expectation, including revenue growth, EBITDA/cash flows, and future growth projections. The Pure Ratio’s business operates at a breakeven (i.e.. Zero) profit level and is not expected to improve in the near term. As such, management has determined that the Goodwill and remaining Intangible assets associated with the Pure Ratio’s RU are impaired.

The business was purchased by 4Front in 2019 with $32,376 in goodwill allocated to the entity.  An impairment charge of $18,876 was recorded against Goodwill allocated to the reporting unit in 2019 due to triggers existing that identified future financial performance would be worse than projected. As a result of the same triggers in 2020, the remaining goodwill of $13,400 and $3,348 in Trademarks were written off as of December 31, 2020

Year ended December 31, 2019

In 2019, management assessed indicators of impairment and concluded the below for the respective reporting units:

Retail Reporting Unit

The Retail unit represented retail stores with direct sales to end consumers in multiple states.  As a result of the impairment test, management concluded that the carrying value was higher than the fair value and recorded impairment losses of $13,797 during the year ended December 31, 2019 ($nil for the year ended December 31, 2018). The Company allocated the impairment loss to cannabis licenses held by continuing operations, and the remainder was fully allocated to goodwill.

Greens Goddess represents a cannabis dispensary in Arizona that was acquired by the Company in 2019. Greens Goddess was sold in 2020 for $6,000, and presented as discontinued operations. The Company used the sale price, less disposal costs as the recoverable amount at December 31, 2019. As a result of the impairment test, management concluded that the carrying value was higher than the fair value and recorded impairment losses of $1,091 during the year ended December 31, 2019. The impairment loss was fully allocated to goodwill.

Ancillary Cannabis Reporting Unit

Management concluded that the fair value was higher than the carrying value at December 31, 2019, and no impairment was recognized for the Ancillary Cannabis RU.

Production Reporting Unit

The production unit represents the Company’s operations Cannex Holdings California Inc., Illinois Grown Medicine, LLC, the production division of Healthy Pharms Inc., and the production division of Mission Massachusetts Inc. As a result of the impairment test, management concluded that the carrying value was higher

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data than the fair value and recorded impairment losses of $112,530 during the year ended December 31, 2019. The impairment loss was fully allocated to goodwill.

Pure Ratios RU

Pure Ratios represents the operations of a CBD-focused wellness company. As a result of the impairment test, management concluded that the carrying value was higher than the fair value and recorded impairment losses of $18,876 during the year ended December 31, 2019. The impairment loss was fully allocated to goodwill.

11.	ACQUISITIONS AND BUSINESS COMBINATIONS

Cannex Capital Holdings Inc.

On July 31, 2019, 4Front Holdings LLC (“Holdings”) and Cannex Capital Holdings, Inc. (“Cannex”) completed their business combination and the creation of 4Front Ventures Corp. The acquisition combined Cannex’s understanding of large-scale cultivation and manufacturing operations with 4Front’s existing asset base and its retail and regulatory capabilities.

The business combination was completed by way of a plan of arrangement agreement under the Business Corporations Act (British Columbia) pursuant to the terms of the business combination agreement among Holdings, Cannex, 4Front and 1196260 B.C. Ltd. dated March 1, 2019, as amended (the “Arrangement Agreement”). Pursuant to the terms of the Arrangement Agreement, the former owners of Holdings exchanged, through a series of transactions, their respective interests in Holdings in exchange for a total of 340.4 million shares in 4Front when calculated as if all share classes were converted to Subordinate Voting Shares.

Holdings has been identified for accounting purposes as the acquirer, and accordingly 4Front is considered a continuation of Holdings and the net assets of Cannex on July 31, 2019, the date of the business combination, are deemed to have been acquired by Holdings.

The acquisition was accounted for in accordance with ASC 805, and related operating results are included in the accompanying consolidated statements of operations, changes in equity and statement of cash flows for periods subsequent to the date of acquisition.

The Company recorded the acquired balances at fair value as determined by third party valuation firms. The following table summarizes the purchase price allocation:

Consideration transferred:
Equity issued (1)	$181,110
Fair value of GGP warrants (2)	5,779
Replacement warrants (3)	5,317
Replacement stock options (4)	6,825
Total	$199,031

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

Fair value of net assets acquired:
Cash	$9,119
Accounts receivable	1,869
Prepaid expenses	352
Inventory	527
Property and equipment	1,230
Notes receivable	2,233
Notes receivable – 4Front (5)	12,497
Deposits – equipment	2,182
Deposits – real estate	820
Right-of-use assets	15,160
Investments	759
Lease receivables	33,192
Intangible assets	13,600
Goodwill	166,557
Accounts payable and accrued liabilities	(3,042)
Notes payable	(201)
Contingent consideration payable – Pure Ratios	(1,500)
Convertible notes	(39,881)
Lease liability	(16,442)
$199,031

(1)	As part of the business combination, 190,482,146 shares were issued to Cannex investors with a value of $0.95 per share ($1.25 CAD).
(2)	On July 31, 2019, 13,521,328 warrants that were held by Gotham Green Partners (the “GGP Warrants”) were replaced with warrants with the same terms in 4Front Ventures Corp, with a fair value of $5,779.

In determining the fair value of the warrants issued to GGP, the Company used the Black-Scholes option pricing model with the following weighted average assumptions:

July 31, 2019
Risk-Free Interest Rate	1.84%
Expected Life of Options (years)	2.31
Expected Annualized Volatility	89%
Expected Forfeiture Rate	nil
Expected Dividend Yield	nil
Black-Scholes Value of Each Option	$0.43

(3)

On July 31, 2019, 25,251,757 warrants that were held by third parties, were replaced with warrants with the same terms in 4Front Ventures Corp, which had a total fair value of $5,317 determined using the Black-Scholes valuation model (Note 16). The value of these warrants is recorded as derivative liability, as the exercise price of these warrants are denominated in a foreign currency, Canadian Dollars.

(4)

On July 31, 2019, 16,346,665 stock options held by Cannex shareholders were replaced with stock options of 4Front. These replacement options had the same terms as the original options. The fair value of the replacement options was $9,098, determined using the Black-Scholes model. The consideration for the business combination includes $6,825 for replacement options, relating to past service with the remaining $2,273 recognized over the vesting period.

(5)	As of July 31, 2019, Cannex had advanced the Company $12,497. The note was eliminated upon consolidation.

Intangible assets comprise of trademarks with a fair value of $3,900 and know-how with a fair value of $9,700. The goodwill of $166,557 is attributable mainly to the skills and technical expertise of Cannex’s work force and

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data the synergies expected to be achieved from integrating Cannex into 4Front’s existing Cannabis business. None of the goodwill recognized is expected to be deductible for tax purposes. For further details on intangible assets and goodwill, see Note 10.

In 2020, an adjustment to the purchase price accounting was made to record a deferred tax liability of $1,406 and to increase goodwill. See Note 24.

Acquisition costs of $2,324, were excluded from the consideration transferred, and were included in general and administrative expenses in the year ended December 31, 2019.

Om of Medicine LLC

On April 15, 2019, the Company acquired 100% of Om of Medicine LLC (“OM of Medicine”), a dispensary in Michigan. The purpose of the acquisition was to expand the Company’s presence to Michigan.

The acquisition was accounted for in accordance with ASC 805, and related operating results are included in the accompanying consolidated statements of operations, changes in equity and statement of cash flows for periods subsequent to the date of acquisition. The assets acquired and the liabilities assumed have been recorded at fair value as determined by the Company.

Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. None of the goodwill is expected to be deductible for tax purposes.  During the fourth quarter of 2019, management performed its annual impairment test and concluded that the carrying value was higher than the recoverable amount and recorded impairment losses to goodwill and intangibles assets of $2,651.

The following table summarizes the purchase price allocation:

Consideration transferred:
Cash	$227
Contingent consideration (1)	3,750
Payables issued (2)	1,058
Equity paid (3)	4,400
Total	$9,435

Fair value of net assets acquired are:

Fair value of net assets acquired:
Cash	$51
Inventory	298
Property and equipment	192
Right-of-use assets	574
Goodwill	1,435
Intangible assets	7,700
Accounts payable and accrued liabilities	(161)
Notes payable	(80)
Lease liability	(574)
$9,435

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

(1)	Contingent consideration is payable depending on reaching certain future sales targets by Om of Medicine LLC. The Company determined the contingent payments to be $3,750. See Note 20.
(2)	Consists of $1,058 held back by the Company to pay future taxes, other expenses or payments to the sellers.
(3)	As part of the business combination, 9,040 Class F shares were issued which were valued at $4,400.

Acquisition costs of $29, were excluded from the consideration transferred, and were included in general and administrative expenses in the period in which they were incurred.

PHX Interactive, LLC

On February 22, 2019, the Company completed an acquisition of 100% of PHX Interactive, LLC (“PHX”), an entity that operated Greens Goddess Products, Inc., a cannabis license holder and dispensary operator in Phoenix, Arizona.  The purpose of the acquisition was to expand the Company’s operations to Arizona.

The acquisition was accounted for in accordance with ASC 805, and related operating results are included in the accompanying consolidated statements of operations and comprehensive loss, changes in equity and statement of cash flows for periods subsequent to the date of acquisition.  Due to a management agreement between PHX and Greens Goddess, PHX controlled Greens Goddess and the Company consolidated both PHX and Greens Goddess from the date of acquisition. The assets acquired and the liabilities assumed have been recorded at fair value as determined by the Company.

Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is not expected to be deductible for tax purposes.

On March 30, 2020, the Company completed the sale of PHX and Green Goddess to a third party for $6,000 in cash.

The following table summarizes the purchase price allocation:

Consideration transferred:
Cash	$3,360
Payables issued (1)	304
Equity paid (2)	2,676
Total	$6,340
Fair value of net assets acquired:
Cash	$102
Inventory	91
Property and equipment	72
Deposits	2
Goodwill	6,225
Accounts payable and accrued liabilities	(152)
6,340

(1)	Consists of $304 held back by the Company to pay certain vendor payables.
(2)	As part of the business combination, 5,496 Class F shares were issued which were valued at $2,676.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

12.	LEASES

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. On January 1, 2019, the Company adopted the standard and all related amendments, using the optional transition method (modified retrospective approach) applied to leases at the adoption date. Under the modified retrospective approach, comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Additionally, an adjustment was recorded to retrained earnings to account for the initial adoption of the standard.

The Company elected the optional package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient to not separate lease components from non-lease components for real estate leases. As a result of the adoption of ASU 2016-02, the Company recorded right-of-use (“ROU”) assets of $5,580 and corresponding lease liabilities of $5,897 with the difference of $317 recorded in opening retained earnings.

Upon adoption of ASU 2016-02, ROU assets were adjusted for deferred rent and prepaids as of January 1, 2019. Lease expense is recognized on a straight-line basis over the expected lease term. The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease, or for the adoption of ASU 2016-02, at January 1, 2019. Balances related to operating leases are included in ROU assets and noncurrent lease liabilities on the consolidated balance sheet.

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Many leases include one or more options to renew the lease at the end of the initial term. The Company considered renewals in its ROU assets and operating lease liabilities. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

For the year ended December 31, 2020 and 2019 the Company recorded $4,872 and $2,204 in operating lease expense respectively.

Other information related to operating leases as of and for the year ended December 31, 2020 were as follows:

Year Ended December 31, 2020
Weighted average remaining lease term (in years)	$16.1
Weighted average discount rate	14.4%

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

(a)	The Company as a Lessee

The following table summarizes the Company’s operating leases:

	Classification - Consolidated Balance Sheets	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$62,466	$20,757

Liabilities
Current
Operating	Current portion of operating lease liabilities	1,909	972
Noncurrent
Operating	Operating lease liabilities	51,545	20,976
Total lease liabilities		$53,454	$21,948

Maturities of lease liabilities for third-party operating leases as of December 31, 2020 were as follows:

Year Ending December 31	Third-Party Maturities of Lease Liability
2021	$8,987
2022	9,220
2023	9,397
2024	9,445
2025	9,599
2026 and thereafter	128,067
Total lease payments	$174,715

Future minimum lease payments (principal and interest) on the leases are as follows:

The Company has right-of-use assets and lease liabilities for leased real estate for dispensaries, cultivation and production facilities and office space. The incremental borrowing rate used for leases for 2019 was 10.25% and was 15-18% for 2020.

Disclosures related to period prior to adoption of ASU 2016-02

Future minimum rental commitments under non-cancelable operating leases as of December 31, 2019 were expected to be as follows:

Year Ending December 31,	Total
2020	$3,734
2021	3,805
2022	3,845
2023	3,701
2024	3,507
2025 and Thereafter	15,778
Total Future Minimum Lease Payments	$34,370

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

(b)	The Company as a Lessor:

The Company is a landlord for a lease in Olympia, Washington. The Company is a landlord through a sublease in Tumwater, Washington. The Company acquired these leases in the Cannex business combination. The Company applied ASC 842 to these leases when acquired on July 31, 2019 and determined that both leases should be classified as direct finance leases. Lease receivables were recorded for these leases for the future lease payments by the tenants and for the residual value of the leased assets at the end of the leases. On December 17, 2020, the Company sold the Olympia building and other assets as part of a sales lease back transaction and the lease where the Company is the landlord was cancelled. The Company applied ASC 842 to the new sublease and classified the new sublease as an operating lease. The lease receivable was sold to the purchaser of the assets as part of the sales lease back transaction.

The following table summarizes changes in the Company’s lease receivables:

	December 31, 2020	December 31, 2019
Balance, beginning of the year	$33,500	$—
Acquisitions	—	33,192
Sale of assets in sale lease back	(22,508)	—
Interest	11,019	4,528
Lease payments received	(10,966)	(4,220)
Balance, end of the period	$11,045	$33,500
Less current portion	(3,450)	(9,556)
Long-term lease receivables	$7,595	$23,944

Future minimum lease payments receivable (principal and interest) on the leases are as follows:

As of December 31, 2020
2021	$11,846
2022	12,725
2023	1,575
2024	—
2025	—
Thereafter	—
Total minimum lease payments	26,146
Less Olympia operating lease payments	(17,491)
Total minimum lease payments for Elma	8,655
Effect of discounting	(2,434)
Present value of minimum lease payments	6,221
Present value of residual value of leased property	4,824
Total lease receivable	$11,045
Current portion lease receivable	(3,450)
Long-term lease receivable	$7,595

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

13.	NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

	Gotham Green			Convertible
	Partners, LLC	LI Lending, LLC	Convertible Notes	Notes (Swap)	Other Loans	Total
Balance, December 31, 2018	$—	$—	$—	$—	$9,198	$9,198
Acquisitions (Note 11)	39,881	—	—	—	—	39,881
Equity component	(4,874)	—	—	—	—	(4,874)
Loans advanced, net	—	44,194	—	—	2,953	47,147
Loan payments	(953)	—	—	—	(4,058)	(5,011)
Accretion income	(337)	—	—	—	—	(337)
Accrued interest	1,890	95	—	—	—	1,985
Balance, December 31, 2019	35,607	44,289	—	—	8,093	87,989
Loans advanced, net	2,810	—	5,827	—	509	9,146
Equity exchanged	—	—	—	13,661	—	13,661
Equity component	(692)	—	(3,982)	—	(1,168)	(5,842)
Accretion income	(643)					(643)
Loan payments	(39,855)	(6,840)	—	—	(685)	(47,380)
Gain on extinguishment of debt	(1,218)					(1,218)
Converted to equity	—	—	(145)	(1,794)	—	(1,939)
Accrued interest	3,991	7,913	1,155	—	182	13,241
Balance, December 31, 2020	—	45,362	2,855	11,867	6,931	67,015
Less current portion	—	—	—	—	(5,024)	(5,024)
Long-term portion	$—	$45,362	$2,855	$11,867	$1,907	$61,991

	Gotham Green Partners, LLC	LI Lending, LLC	Convertible Notes	Convertible Notes (Swap)	Other Payables	Total
Balance, December 31, 2019	$35,607	$44,289	$—	$—	$8,093	$87,989
Less current portion	—	—	—	—	(6,190)	(6,190)
Long-term portion	35,607	44,289	—	—	1,903	81,799
Balance, December 31, 2020	—	45,362	2,855	11,867	6,931	67,015
Less current portion	—	—	—	—	(5,024)	(5,024)
Long-term portion	$—	$45,362	$2,855	$11,867	$1,907	$61,991

Convertible Notes

On May 14, 2020, the Company issued $5,827 in convertible notes to existing investors in the Company. The notes pay interest of 5% per annum and have a maturity date of February 28, 2022.  The notes can be converted into Class A Subordinate Voting Shares of the Company for $0.25 per share at any time at the option of the holder. The Company can require mandatory conversion at any time after November 14, 2020 if that the Company’s stock price remains above $0.50 for 45 consecutive days. In 2021, the Company enacted the mandatory conversion feature and converted all remaining debt to equity. One investor elected to convert their note in 2020.

As part of issuing the convertible notes, the investors were given the right to exchange stock in the Company into separate convertible notes (swap notes).  In total 29,448,468 shares with a value of $13,661 were exchanged for $13,661 in convertible notes. These notes were effective May 28, 2020, have a maturity date of May 28, 2025, and can be converted into Class A Subordinate Voting Shares of the Company for $0.46 per share at any

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data time at the option of the holder. The notes pay no interest if the Company’s annual revenue is greater than $15,000, and 3% annually otherwise. The Company can require mandatory conversion at any time that the Company’s stock price remains above $0.92 for 45 consecutive days.

Gotham Green Partners LLC

Through the Cannex business combination (Note 11), the Company assumed senior secured convertible notes issued to Gotham Green Partners LLC (“GGP”).  The convertible loan had a fair value on acquisition of $39,881 which was determined as the present value of the loan and the fair value of the conversion feature.  The fair value of the conversion feature was determined to be $4,874 based on the acquisition date intrinsic value of the option.  Upon acquisition, the Company reclassified the fair value of the conversion feature to equity. The Company used an independent valuation company to value the notes as of July 31, 2019 using a 10.25% discount rate which management determined was the rate for similar notes with no conversion feature or warrants. The notes were repaid in full in December 2020.

On January 29, 2020, the Company issued convertible secured promissory notes for a total of $3,000 to entities associated with GGP. These notes were due on July 29, 2020 and accrued interest at 15% per annum with no payments due until the maturity date.  The notes were convertible at the option of the holder into the Company’s stock for the equivalent of $0.65 per share.  The notes were issued with detachable stock warrants that gave the holders of the notes the option to purchase 2,230,080 shares of the Company’s stock for $0.67 per share. The notes were repaid in full in May 2020.

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50,000.  LI Lending LLC is related because an officer of the Company is a part-owner of LI Lending LLC.  As of December 31, 2019, the Company had drawn $45,000 on the loan in two amounts, an initial $35,000 and a final $10,000, both bearing a 10.25% interest rate.

In April 2020, the loan was amended. In exchange for consent to allow the sale of the Pennsylvania and Maryland assets and the release of related collateral, the Company agreed to make prepayments of principal to LI Lending in the amount of $250 per month for an eight-month period beginning on May 1, 2020. The $2,000 prepayment was applied to the initial $35,000 amount decreasing the balance to $33,000. Additionally, the Company agreed to pay an increased interest rate of 12.25% on the final $10,000 of the loan until such time as this amount has been paid down with the initial $33,000 amount continuing to be subject to the original 10.25% interest rate.

In December 2020, the loan was amended to allow for the release of collateral for the sale lease back transactions with Innovative Industrial Properties, Inc. (“IIPR”). The amendment increased both interest rates by 2.5% on the loan amounts but allowed the payments resulting from the incremental interest to be deferred until January 1, 2022. The Company elected to defer payment, and the additional 2.5% interest is accrued each month and added to the balance of the loan. The Company is still required to make interest-only payments monthly of 10.25% on the initial $33,000 and 12.25% on the final $10,000 of the loan until January 1, 2022 when the interest rates of 12.75% for the initial $33,000 and 14.75% for the final $10,000 will take effect for the remaining term.

The loan matures on May 10, 2024. An exit fee of 20% of the principal balance will be due as principal is repaid. Monthly interest-only payments are required and the Company has paid all interest due as of December 31, 2020.

The Company is subject to certain restrictions under the loan agreement, which include the segregation of the proceeds, the use of the funds for permitted uses, and providing security interest on assets acquired with the proceeds. On December 31, 2019, $2,352 of the funds advanced were shown as Restricted Cash on the Consolidated Balance Sheets.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

Other

Outstanding as of December 31, 2020 were other payables totaling $ 6,931 which include notes issued as part of the acquisitions of Healthy Pharms and Arkansas entities as follows:

		December 31,	December 31,
Subsidiary	Terms	2020	2019
Healthy Pharms Inc.	Secured promissory note due December 18, 2020, interest at 15% paid in-kind.	$—	$5,429
Healthy Pharms Inc.	Unsecured convertible note at $0.50 per share, due November 18, 2021 at 12% per annum	1,652	—
Healthy Pharms Inc.	Unsecured promissory note, due June 18, 2021 at 12% per annum	2,823	—
Arkansas Entities	Unsecured promissory note, monthly interest payments at 12% per annum	—	561
Arkansas Entities	Unsecured promissory note, monthly interest payments at 14% per annum	1,907	1,738
Equipment Loans	Secured by equipment, monthly payments beginning in 2021 at 15% per annum	512	—
Other	Various	37	365
Total Notes Payable and Convertible Notes		$6,931	$8,093

Future minimum payments on the notes payable and convertible debt are as follows:

December 31, 2020
2021	$6,156
2022	7,589
2023	—
2024	43,000
2025	11,867
Thereafter	—
Total minimum payments	68,612
Effect of discounting	(1,597)
Present value of minimum payments	67,015
Current portion	(5,024)
Long-term portion	$61,991

14.	GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 2020 and 2019, general and administrative expenses were comprised of:

	As of December 31,
	2020	2019
Salaries and benefits	$8,008	$10,184
Professional services	6,628	7,985
Other general and administrative	5,858	6,815
	$20,494	$24,984

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

15.	SHARE CAPITAL AND EQUITY

The Company has authorized an unlimited number of Class A Subordinate Voting Shares (“SVS”) and Class C Multiple Voting Shares (“MVS”), all with no par value. In December 2020, the shareholders of the Company passed a resolution to permit the Company to convert all Class B Subordinate Voting Shares (“PVS”) shares into Class A shares and cancel the Class B PVS equity class, which occurred in 2020

All share classes are included within share capital in the consolidated statements of shareholder’s equity on an as converted basis. Each share class is entitled to notice of and to attend at any meeting of the shareholders, except a meeting of which only holders of another particular class of shares will have the right to vote. All share classes are entitled to receive dividends, as and when declared by the Company, on an as-converted basis, and no dividends will be declared by the Company on any individual class unless the Company simultaneously declares or pays dividends on all share classes. No subdivision or consolidation of any share class shall be made without simultaneously subdividing or consolidating all share classes in the same manner.

Class A Subordinate Voting Shares

Holders of Class A Subordinate Voting Shares are entitled to one vote in respect of each SVS.

Class C Multiple Voting Shares

Holders of Class C Multiple Voting Shares are entitled to 800 votes in respect of each MVS. One MVS can convert to one SVS but are not convertible until the later of the date that (i) the aggregate number of PVS and MVS held by the Initial Holders (being the MVS holders on their initial issuance) are reduced to a number which is less than 50% of the aggregate number of PVS and MVS held by the Initial Holders on the date of completion of the Business Combination with Cannex, and (ii) 3 years following the date of the business combination with Cannex.

Series	Shares outstanding as of December 31, 2020	As converted to SVS Shares
Class A – Subordinate Voting Shares	537,575,044	537,575,044
Class C – Multiple Voting Shares	1,276,208	1,276,208
	538,851,252	538,851,252

On November 23, 2020, the Company closed a brokered private placement and issued 24,644,500 Units at a price of C$ 0.70 per Unit. Each Unit is comprised of one subordinate voting share of the Company and one-half of a subordinate voting share purchase warrant. Each whole warrant entitles the holder to purchase one subordinate voting share for a period of two years from the date of issuance at an exercise price of C$ 0.90 per subordinate voting share. Net proceeds from this transaction were $11,557 net of share issuance costs of $690.

Because of the Canadian dollar denominated exercise price, these warrants do not qualify to be classified within equity and are therefore classified as derivative liabilities at fair value through profit or loss “FVTPL”.  On November 23, 2020, the warrants were valued using the Black Scholes option pricing model at $4,229 using the following assumptions: Share Price: C$0.94; Exercise Price: C$0.90; Expected Life: 2 years; Annualized Volatility: 87.73%; Dividend yield: 0%; Discount Rate: 0.16%; C$ Exchange Rate: 1.31.

On December 31, 2020, the warrants were revalued using the Black Scholes option pricing model, using the following assumptions:  Share Price:  C$1.15;  Expected Life:  1.89 years;  Annualized Volatility:  87.73%; Dividend yield: 0%; Discount Rate: 0.13%; C$ Exchange Rate: 1.27. The increase in the value of the derivative

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data liability of $1,578 is reflected in the statement of comprehensive loss as a $1,578 loss on the change in fair value of the derivative liability.

16.	WARRANTS

As of December 31, 2020, there were share purchase warrants outstanding to purchase up to 42,772,992 SVS shares:

Series	Number of warrants	Weighted- average exercise price
Balance, December 31, 2018	—	—
Issued - Acquisition of Cannex	42,186,503	1.14
Balance, December 31, 2019	42,186,503	1.14
Issued	29,291,614	0.72
Exercised	(2,686,463)	0.53
Expired	(26,018,662)	1.10
Balance, December 31, 2020	42,772,992	$0.90

As of December 31, 2020, the Company has the following warrants outstanding and exercisable.

Warrants Outstanding		Exercise Price		Expiry Date
7,000,000			$1.00	November 21, 2021
4,511,278			$1.33	November 21, 2021
2,010,050			$1.99	November 21, 2021
12,322,250		$	C0.90	November 23, 2022
1,438,412		$	C0.70	November 23, 2022
12,135,922			$0.82	December 17, 2022
2,230,080			$0.67	January 29, 2023
625,000	*	$	C0.80	October 6, 2024
500,000	*	$	C0.80	October 6, 2025
42,772,992
* Unvested as of December 31, 2020

17.	NON-CONTROLLING INTERESTS

The non-controlling interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

As of December 31, 2019
Summarized statements of financial position	MMA Capital	4Front Management Associates	Total
Current assets	$—	$—	$—
Current liabilities	—	—	—
Current net assets	—	—	—
Non-current assets	13,807	—	13,807
Non-current liabilities	—	—	—
Non-current net assets	$13,807	$—	$13,807

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

	Premium Medicine of Maryland	Silver Spring Consulting Group	Mission MA	Illinois Grown Medicine	Chesapeake Integrated Health Institute	Harborside Illinois Grown Medicine	Adroit Consulting Group	Mission Maryland	MMA Capital	Other	Total
Balance at December 31, 2018	$(444)	$(37)	$(663)	$(600)	$(267)	$(212)	$12	$60	$45	$438	$(1,668)
Purchase price of non- controlling interest	—	—	663	600	267	308	(12)	(53)	(52)	45	1,766
Net income attributable to NCI	94	182	—	—	—	(96)	—	(7)	195	(483)	(115)
Balance at December 31, 2019	(350)	145	—	—	—	—	—	—	188	—	(17)
Purchase price of non- controlling interest	390	(136)	—	—	—	—	—	—	(231)	—	23
Net income attributable to NCI	(40)	(9)	—	—	—	—	—	—	95	—	46
Balance at December 31, 2020	$—	$—	$—	$—	$—	$—	$—	$—	$52	$—	$52

18.	SHARE-BASED COMPENSATION

The Company adopted two equity incentive plans where the Company may grant Class A stock options.  Under the terms of the plans, the maximum number of stock options which may be granted are a total of ten percent of the number of shares outstanding assuming conversion of all shares to SVS. The exercise price for stock options issued under the plans will be set by the compensation committee of the board of directors but will not be less than 100% of the fair market value of the Company’s shares on the grant date. Stock options have a maximum term of 10 years from the date of grant. Stock options vest at the discretion of the Board.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

As of December 31, 2020, the Company had the following options outstanding and exercisable on an as-converted basis:

	Strike Price in	Options	Exercisable	Life Remaining
Grant Date	CAD$	Outstanding	Options	(years)
July 31, 2019	1.00	8,883,332	8,883,332	1.95
July 31, 2019	1.00	1,166,667	1,166,667	2.76
July 31, 2019	1.50	516,666	344,444	3.45
July 31, 2019	1.50	800,000	333,334	3.46
July 31, 2019	0.10	6,245,840	6,245,840	3.71
August 22, 2019	0.80	6,358,600	2,922,737	3.64
August 22, 2019	1.00	6,150,000	1,881,450	3.64
November 1, 2019	0.80	1,200,000	400,000	3.84
November 6, 2019	0.80	15,040	5,013	3.85
February 3, 2020	0.80	425,000	25,000	4.10
June 8, 2020	0.80	25,000	-	4.44
July 31, 2020	0.80	1,500,000	933,344	4.58
September 15, 2020	0.86	8,265,920	-	4.71
October 2, 2020	0.77	3,000,000	-	4.76
November 24, 2020	0.94	1,775,000	1,331,250	4.90
December 2, 2020	1.11	2,900,000	-	4.92
December 21, 2020	1.06	1,200,000	-	4.98
		50,427,065	24,472,411	3.75

Stock option activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Options	Price CAD$	Years
Balance December 31, 2018	—	—	—
Granted	40,028,465	0.86	—
Exercised	—	—	—
Forfeited/Expired	—	—	—
Balance December 31, 2019	40,028,465	0.86	4.12
Granted	19,190,960	0.90	—
Exercised	—	—	—
Forfeited/Expired	(8,792,360)	1.04	—
Balance December 31, 2020	50,427,065	0.84	3.72

Through December 31, 2020, 8,792,360 stock options were expired, cancelled or forfeited. During the year ended December 31, 2020 and 2019, the Company recognized share-based compensation of $5,306 and $5,913 respectively.

In determining the amount of equity-based compensation during the year, the Company used the Black-Scholes option pricing model to establish fair value of options granted during the year with the following key assumption:

Risk-Free Interest Rate	0.38%
Expected Life (years)	5
Expected Annualized Volatility	87.73%
Expected Dividend Yield	nil

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

19.	RELATED PARTIES

Certain subsidiaries which were acquired in the business combination with Cannex have contractual relationships with two licensed Washington cannabis producer/processors: Superior Gardens LLC (d/b/a Northwest Cannabis Solutions) (“NWCS”) and 7Point Holdings LLC (“7Point”). The sole owner of NWCS was a related party of Cannex. However, upon the acquisition on July 31, 2019, management determined the sole owner did not have significant influence in the Company thus removing consideration of NWCS as a related party. The sole owner of 7Point was an executive of the Company during 2019. As a result of his departure, 7Point is no longer considered a related party.

NWCS and the Company are parties to a commercial gross lease expiring December 31, 2022 with two five-year renewal options. For the twelve months ended December 31, 2019 the Company recognized $3,338 from interest revenue on the lease receivable for this lease.

7Point and the Company are parties to a commercial sublease expiring May 31, 2023 with one five-year renewal option. For the twelve months ended December 31, 2020 the Company recognized $1,190 from interest revenue on lease receivable for this lease.

The Company has entered into a service agreement with NWCS to provide consulting and personnel services for growing and processing cannabis for $30 per month and to act as exclusive purchasing agent for equipment, machinery, and other supplies for $20 per month for a three-year term that expired on January 1, 2021 and automatically renewed for an additional three-year term. The Company recognized a total of $250 for the year ended December 31, 2019.

NWCS and the Company have entered into a packaging supply agreement under commercially reasonable pricing terms by which NWCS submits packaging and equipment orders for Company-designed packaging sold by NWCS under an exclusive license to use Company brands and recipes in the state of Washington. The packaging supply agreement had an initial term of three years and expired on January 1, 2021 and automatic renewal for additional three-year periods. The Company recognized total of $3,703 in revenue for the year ended December 31, 2019 under the packaging supply agreement.

As of December 31, 2019, the Company held three notes receivable from these related parties with a balance of $586.

As of December 31, 2020, $597 of the Company’s trade receivables were due from NWCS and 7Point (collected in the following year).

An officer of the Company is a part-owner of a LI Lending LLC which extended the Company a real estate improvement/development loan of $45,000 of which $43,000 was outstanding as of December 31, 2020.

An officer of the Company holds an interest in an online marketing company serving the online CBD market which provides online marketing services for Pure Ratios. Pure Ratios paid $4,875 (2019 - $1,101) for the year ended December 31, 2020 to this vendor for management fees, pass through marketing costs and customer service.

The Company has issued notes receivable to related parties that hold or have applied for cannabis licenses or that have secured real estate that can be used for a cannabis facility. The Company had $nil and $696 in such notes at December 31, 2020 and 2019, respectively.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

20.	CONTINGENCIES
(a)	Cannabis Industry

Cannabis is still considered a Schedule 1 substance under the Controlled Substance Act. As such, there is an inherent risk related to the federal government’s position on cannabis; additionally, the risk exists, due to the Company’s business in cannabis, that third party service providers could suspend or withdraw services and as well as the risk that regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S.; however, the Company has deemed it not reasonable to estimate a potential liability related to the possible enforcement of laws against the medical cannabis industry.

(b)	Contingent consideration payable

As part of the acquisition of Om of Medicine, LLC and Cannex’s prior acquisition of Pure Ratios, the Company is subject to contingent consideration payable to the sellers. The fair value of the contingent consideration, which is based on specific revenue levels achieved over a 2-3-year period, is as follows:

	Om of Medicine	Pure Ratios	Total
Balance, December 31, 2018	$—	$—	$—
Acquisitions	3,750	1,500	5,250
Accretion	214	—	214
Balance, December 31, 2019	3,964	1,500	5,464
Accretion	758	—	758
Changes in fair value	774	—	774
Payments and settlements	—	(1,500)	(1,500)
Balance, December 31, 2020	5,496	—	5,496
Less: current portion	(2,393)	—	(2,393)
Long-term portion	$3,103	$—	$3,103

The contingent consideration payable is measured at fair value based on unobservable inputs and is considered a Level 3 financial instrument. The determination of the fair value of these liabilities is primarily driven by the Company’s expectations of the respective subsidiaries achieving certain milestones. The expected milestones were assigned probabilities and the expected related cash flows were discounted to derive the fair value of the contingent consideration.

OM of Medicine: The contingent consideration payable is determined as the amount in excess of gross sales of $3,400 (for fiscal 2020 and 2021) and $3,500 (2022) to a maximum payable of $6,000. At December 31, 2019, the probability of achieving all milestones to Om of Medicine’s contingent consideration payable was estimated to be 57%. During 2020, the probability was increased to 100% and the contingent liability was increased by $774 and a loss on the fair value adjustment was recorded to Other in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Loss.

Pure Ratios: Contingent consideration of $750 was earned during 2019 due to CBD sales reaching a milestone, and stock was issued to the seller with a value of $94 . Per an amendment to the agreement, $656 of the earned consideration was used to reduce the principal of the Accucanna note receivable.   In 2020 an additional $750 was earned due to CBD sales and was used to pay down the Accucanna note.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

(c)	Legal Matters

In June 2020, the Company sold a legal claim on a consulting client to a third party for $2,480 in cash. Under certain circumstances, the Company will receive additional consideration. The Company is unable to estimate the value of this contingent consideration. The Company recorded a gain of $2,480 that was recorded to Other in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Loss.

From time to time, the Company may be involved in certain disputes arising in the ordinary course of business. Such disputes, taken in the aggregate, are not expected to have a material adverse effect on the Company. As of December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest. In August 2019, the Company received a $2,500 payment that was related to certain contract disputes from consulting contracts that were executed prior to 2016, which was recorded as other income in profit or loss.

21.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The Company’s financial instruments consist of cash, accounts receivable, other receivables, notes receivable, restricted cash, investments, accounts payable and accrued expenses, contingent consideration payable, notes payable, and derivative liabilities. The carrying values of these financial instruments approximate their fair values as of December 31, 2020 and December 31, 2019.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
Level 3	Inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s restricted cash, and investments approximate fair value due to the nature of the instruments.  The Company’s notes receivable, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rate of interest.

There were no transfers between fair value levels during the three and years ended December 31, 2020 and the year ending December 31, 2019.

(a)	Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instruments related risks. The Board mitigates these risks by assessing, monitoring and approving the Company’s risk management processes.

(b)	Credit Risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, lease receivables, other receivables, and notes receivable.  The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

The risk exposure is limited to the carrying amounts at the statement of financial position date. The risk to cash deposits is mitigated by holding these instruments with regulated financial institutions. Lease receivables, notes receivables and other receivables credit risk arises from the possibility that principal and interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationships.

The Company maintains cash with federally insured financial institutions. As of December 31, 2020 and 2019, the Company exceeded federally insured limits by approximately $5,000 in 2020 and $10,000 in 2019. The Company has historically not experienced any losses in such accounts. As of December 31, 2020, the Company held approximately $12,000 in cash in Canadian bank accounts. These funds were transferred to U.S. federally insured financial institutions subsequent to December 31, 2020.

As of December 31, 2020 and 2019, the maximum credit exposure related to the carrying amounts of accounts receivable, notes receivable and lease  receivables was $13,178 and $37,422 respectively.

(c)	Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due.

The Company has the following gross contractual obligations as of December 31, 2020, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$11,149	$1,600	$—	$—	$12,749
Convertible notes, notes payable and accrued interest	5,024	16,629	45,362	—	67,015
Contingent consideration payable	2,393	3,103	—	—	5,496
Total	$18,566	$21,332	$45,362	$—	$85,260

(d)	Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company’s secured convertible notes with GGP (Note 11) had variable interest rates as of December 31, 2019. The GGP notes were paid in full in December 2020.

(e)	Foreign Exchange Risk

The Company is exposed to exchange rate fluctuations between United States and Canadian dollars. The Company’s share price is denominated in Canadian dollars. If the Canadian dollar declines against the United States dollar, the United States dollar amounts available to fund the Company through the exercise of stock options or warrants will be less.  The Company also has bank accounts with balances in Canadian dollars.  The value of these bank balances if converted to U.S. dollars will fluctuate. While the Company maintains a head office in Canada where it incurs expenses primarily denominated in Canadian dollars, such expenses are a small portion of overall expenses incurred by the Company. The Company does not have a practice of trading derivatives and does not engage in “natural hedging” for funds held in Canada.

(f)	Other Price Risk

Price risk is the risk of variability in fair value due to movements in equity or market prices. The Company is subject to risk of prices to its products due to competitive or regulatory pressures.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

22.	SEGMENT INFORMATION

Reportable Segments

The Company generates revenue from two reportable segments:

•

THC Cannabis – Production and cultivation of THC cannabis, manufacturing and distribution of cannabis products to own dispensaries and third party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

•	CBD Wellness – Pure Ratios which encompasses the production and sale of CBD products to third-party customers

The results of each segment are regularly reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, to assess the performance of the segment and make decisions regarding the allocation of resources. The Company’s chief operating decision maker uses revenue and adjusted EBITDA as measure of segment performance. The accounting policies of each segment are the same as those set out under the summary of significant accounting policies in Note 2. There are no intersegment sales or transfers. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

The below table presents revenues by type for the years ended December 31, 2020 and 2019:

	2020	2019
Net Revenues
THC Cannabis	$50,041	$17,825
CBD Wellness	7,594	1,207
Corporate	—	—
Total Net Revenues	$57,635	$19,032

Depreciation and Amortization
THC Cannabis	$3,982	$1,314
CBD Wellness	79	31
Corporate	—	1,818
Total Depreciation and amortization	$4,061	$3,163

Assets
THC Cannabis	$186,899	$155,653
CBD Wellness	2,198	18,020
Corporate	15,659	29,028
Total Assets	$204,756	$202,701

Goodwill assigned to the THC Cannabis segment as of December 31, 2020 and December 31, 2019 was $21,749 and $26,883, respectively. Intangible assets, net assigned to the THC Cannabis segment as of December 31, 2020 and December 31, 2019 was $28,790 and $31,422, respectively.

Goodwill assigned to the CBD Wellness segment as of December 31, 2020 and December 31, 2019 was $nil and $13,400, respectively. Intangible assets, net assigned to the CBD segment as of December 31, 2020 and December 31, 2019 was $nil and $3,725, respectively.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

23.	SUPPLEMENTARY CASH FLOW INFORMATION

Changes in non-cash working capital:

	December 31, 2020	December 31, 2019
Changes in operating assets and liabilities
Accounts receivable	$(781)	$1,192
Other receivables	—	3,079
Inventory	(9,159)	(4,076)
Prepaid expenses	298	(1,628)
Deposits	1,506	—
Accounts payable and accrued liabilities	3,078	2,345
Taxes payable	10,589	660
	$5,531	$1,572

•	Cash paid for interest in for the years ended December 31, 2020 and 2019 was $6,655 and $1,023 respectively.
•	Cash paid for income taxes for the year ended December 31, 2020 and 2019 was $nil for 2020 and $648 for 2019.
24.	INCOME TAXES

On July 31, 2019, the Company converted to a C corporation in the province of British Columbia for US tax purposes due to the reverse takeover of Cannex. Prior to July 31, 2019, the Company was classified as a Limited Liability Company (“LLC”) for US tax purposes. As such, prior to July 31, 2019, losses generated from operations were passed through to individual members.

The Company’s statutory U.S. federal income tax rate is 21% The Company’s provision for income taxes differs from applying the U.S. federal income tax rate to income before taxes primarily due to the effect of IRC Section 280E, state income taxes, certain share-based compensation, interest accretion on debt, and miscellaneous permanent differences.

Internal Revenue Code (“IRC”) Section 280E denies, at the U.S. federal level, deductions and credits attributable to a trade or business trafficking in controlled substances. Because the Company is subject to IRC Section 280E, the Company has computed its U.S. tax based on gross receipts less cost of goods sold. The tax provision for the years ended December 31, 2020 and 2019, have been prepared based on the assumption that cost of goods sold is a valid expense for income tax purposes.

Income tax expense is comprised of:

	December 31, 2020	December 31, 2019
Net current taxes:
U.S. Federal	$7,587	$1,221
U.S. State	2,750	388
Deferred taxes:
U.S. Federal	3,749	(171)
U.S. State	1,375	(61)
Total	$15,461	$1,377

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

A reconciliation of income taxes at statutory rates is as follows:

	December 31, 2020	December 31, 2019
Loss before income taxes (continuing and discontinued operations)	$(31,544)	$(180,748)
Statutory tax rate	21.00%	21.00%
Expense based on statutory rates	(6,624)	(37,957)
Permanent non-deductible items	14,036	48,200
Non-controlling interests	315	342
State taxes	1,650	(12,023)
Change in state rate reconciliation	(14)	(20)
Change in valuation allowance	119	738
Canadian losses	(330)	(389)
Pre-acquisition partnership income	—	3,169
Net changes in deferred tax liabilities	305	(683)
Intangibles adjustment	6,004	—
Less taxes on discontinued operations	(412)	(411)
Income tax expense	$15,049	$966

The components of deferred tax assets and liabilities were as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets
Net loss	$1,403	$738
Net right-of-use assets and liabilities	9,660	4,588
Interest accretion on convertible debt	—	—
Other	177	363
Total deferred tax assets	—	475
Valuation allowance	(771)	(873)
Total net deferred tax assets	10,469	5,291

Deferred tax liabilities
Property and equipment	(1,299)	(822)
Intangible assets	(5,859)	—
Total deferred tax liabilities	(9,841)	(4,469)
Total net deferred tax liabilities	(16,999)	(5,291)
Total adjusted deferred tax liabilities	$(6,530)	$—

Deferred tax assets and liabilities have been offset where they relate to income taxes levied by the same taxation authority and the Company has the legal right and intent to offset.

Movement in net deferred tax liabilities:

	December 31, 2020	December 31, 2019
Balance at the beginning of the year	$—	$232
Recognized in profit/loss	(5,124)	(232)
Acquired in business combination	(1,406)	—
Balance at the end of the year	$(6,530)	$—

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

Deferred taxes are provided as a result of temporary differences that arise due to the differences between the income tax values and the carrying amount of assets and liabilities. Deferred tax assets have not been recognized in respect of the following deductible temporary differences:

Net operating losses - US Federal	$3,009
Net operating losses - US States	742
Non-capital losses carried forward – Canada	2,664

The Company’s US net operating losses expire as follows:

2040 – California	$742

The Company’s Canadian non-capital income tax losses totaling $2,664 expire in 2039.

25.	DISPOSALS AND DISCONTINUED OPERATIONS

On January 21, 2020, the Company sold two management companies that controlled two Arkansas cannabis licenses to a third party for $2,000. A gain of $2,000 is included in gain on sale of subsidiaries in the consolidated statements of operations and comprehensive loss. The entities sold had no operations through the sale date.

On February 22, 2019, the Company acquired PHX Interactive LLC and control of Greens Goddess Inc., an Arizona cannabis dispensary. On March 20, 2020, the Company completed the divestiture of these entities through a sale to a third party for $6,000 in cash. On December 31, 2019, the Company tested the Greens Goddess goodwill for impairment and based on the sale price, recorded $1,092 in goodwill impairment. The Company paid a $348 fee to a lender in exchange for allowing the Company to sell the dispensary. This fee is recorded as a disposal cost and is netted with gains as part of gain on sale of subsidiaries in the Consolidated Statements of Operations and Comprehensive Loss.  Revenue and expenses, gains or losses relating to the discontinuation of these operations have been eliminated from the profit or loss from the Company’s continuing operations and are shown as part of a single line item for net loss from discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

The following sales of the Company’s dispensaries and management companies were recorded as gains on sale of subsidiaries in the condensed consolidated statements of operations and comprehensive loss.  Revenue and expenses, and gains or losses relating to the discontinuation of these operations have been eliminated from profit or loss from the Company’s continuing operations for all periods presented and are shown as part of a single line item in the condensed consolidated statements of operations and comprehensive loss.

On May 7, 2020, the Company completed the sale of the Mission Pennsylvania II LLC dispensary to a third party for $10,550 in cash.

On September 1, 2020, the Company completed the sale of the Company’s 79.5% interest in Arkansas Natural Products Management LLC, that manages an Arkansas dispensary.  The Company received $1,384 in cash and a note receivable for $1,065 that was fully paid in 2021 On September 23, 2020, the Company completed the sale of one Maryland dispensary and two management companies that manage two additional Maryland dispensaries to a third party for $5,500 in cash.

On September 30, 2020, the Company completed the sale of the Company’s 80% interest in a Maryland management company that manages a Maryland dispensary.  The buyer is the owner of the dispensary and paid $1,200 in cash.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amounts expressed in thousands of U.S. dollars except for share and per share data

Below is a summary of the net income or loss from discontinued operations that is shown as a single line item for the years ended December 31, 2020 and 2019:

	Twelve months ended December 31,
	2020	2019
REVENUE	$12,482	$12,094
Cost of goods sold	(8,057)	(7,758)
Gross profit	4,425	4,336
OPERATING EXPENSES
Selling and marketing expenses	3,899	5,274
Depreciation and amortization	472	692
Total operating expenses	4,371	5,966
Income (loss) from operations	54	(1,630)
Interest expense	(109)	—
Goodwill impairment	—	(1,092)
Gain on sale of subsidiaries	13,454	—
Net income (loss) before income taxes	13,399	(2,722)
Income tax expense	(412)	(411)
Net income (loss) after income tax expense	$12,987	$(3,133)

Cash flows generated by the discontinued operations are reported as single line items in each section of the condensed consolidated interim statements of cash flows and are summarized as follows:

	Year ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$(627)	$2,005
Net cash provided by (used in) investing activities	(1,679)	2,073
Net cash provided by financing activities	3,503	—
Cash flows from discontinued operations	$1,197	$4,078

26.	SUBSEQUENT EVENTS

Brookline, MA Construction

Subsequent to December 31, 2020, the Company announced that it continues to expand into the Massachusetts market and has received approval from the Brookline, Massachusetts Planning Board to start construction of a new Mission branded dispensary. The location will initially serve adult-use customers and is scheduled to open in Q2 2021.

Land and Funding for Illinois Cultivation and Production Facility

On March 15, 2021, the Company announced that it had entered into definitive agreements with the landowner and an affiliate of Innovative Industrial Properties, Inc. (“IIPR”) to build a cultivation and production facility in Illinois. The agreements provide for IIPR to acquire the land for $6,500 and fund the approximately $45,000 buildout of phase one of the facility which will be leased back to the Company in the form of a 20-year lease with two five-year extensions at the Company’s option.