Form 10-Q
period 2021-03-31
4Front Ventures Corp.
filed 2021-05-24
CIK 1783875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-56075

4Front Ventures Corp.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	83-4168417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5060 N. 40th Street

Suite 120

Phoenix, Arizona 85018

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒

As of May 24, 2021, the registrant had 591,164,616 Class A subordinate voting shares outstanding.

4FRONT VENTURES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Use of Market and Industry Data

This Quarterly Report on Form 10-Q includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of, and experience in, the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report on Form 10-Q are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report on Form 10-Q or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared, and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report on Form 10-Q to any publications, reports, surveys, or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey, or article. The information in any such publication, report, survey, or article is not incorporated by reference in this Quarterly Report on Form 10-Q.

Trademarks, Trade Names and Service Marks

“4Front,” “4Front Ventures,” “Mission” and other trademarks or service marks of 4Front Ventures Corp. including those of its subsidiaries, appearing in this Form 10-Q are the property of 4Front Ventures Corp. The other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Other Pertinent Information

As of May 24, 2021, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (Shares or “SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS.  Holders of SVS are entitled to one vote in respect of each SVS.  Holders of MVS are entitled to 800 votes in respect of each MVS and have certain conversion rights as further described in Note 10 of the Company’s Consolidated Financial Statements.

As of May 24, 2021 591,164,616 SVS and 1,276,208 MVS were issued and outstanding.

The Company’s Interim Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the financial information contained herein, are reported in thousands (000’s) of United States dollars (“$”) unless otherwise specified. Canadian dollar amounts are denoted by “C$”.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Balance Sheets (unaudited)

As of March 31, 2021 and December 31, 2020

Amounts expressed in thousands of U.S. dollars except for share and per share data

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$17,806	$18,932
Accounts receivable	390	437
Other receivables	195	1,341
Current portion of lease receivables	3,495	3,450
Inventory	18,971	18,037
Current portion of notes receivable	292	264
Prepaid expenses	3,105	2,275
Total current assets	44,254	44,736
Property and equipment, net	39,542	33,618
Notes receivable and accrued interest	—	91
Lease receivables	7,486	7,595
Intangible assets, net	28,207	28,790
Goodwill	23,155	23,155
Right-of-use assets	61,593	62,466
Deposits	4,685	4,305
TOTAL ASSETS	$208,922	$204,756

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$6,576	$4,722
Accrued expenses and other current liabilities	8,213	6,427
Taxes payable	13,308	11,502
Derivative liability	8,339	5,807
Current portion of convertible notes	2,160	1,652
Current portion of lease liability	1,795	1,909
Current portion of contingent consideration payable	—	2,393
Current portion of notes payable and accrued interest	3,852	3,372
Total current liabilities	44,243	37,784
Convertible notes	11,466	14,722
Notes payable and accrued interest from related party	45,704	45,362
Long term notes payable	1,838	1,907
Long term accounts payable	1,600	1,600
Contingent consideration payable	3,212	3,103
Deferred tax liability	7,162	6,530
Lease liability	51,334	51,545
TOTAL LIABILITIES	166,559	162,553
SHAREHOLDERS' EQUITY (DEFICIENCY)
Equity attributable to 4Front Ventures Corp.	259,431	250,583
Additional paid-in capital	44,512	42,116
Deficit	(261,637)	(250,548)
Total 4Front Ventures Corp. shareholders' equity	42,306	42,151
Non-controlling interest	57	52
TOTAL SHAREHOLDERS' EQUITY	42,363	42,203
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$208,922	$204,756

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended March 31, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Three Months Ended March 31,
	2021	2020
REVENUE
Revenue from sale of goods	$20,080	$9,755
Real estate income	2,890	2,897
Total revenues	22,970	12,652
Cost of goods sold, sale of grown and manufactured products	(5,335)	(2,815)
Cost of goods sold, sale of purchased products	(3,790)	(1,834)
Gross profit	13,845	8,003
OPERATING EXPENSES
Selling and marketing expenses	5,157	6,816
General and administrative expenses	5,165	5,108
Equity based compensation	2,396	1,227
Depreciation and amortization	774	913
Accretion	—	(37)
Total operating expenses	13,492	14,027
Income (Loss) from operations	353	(6,024)
Other income (expense)
Interest income	3	56
Interest expense	(2,461)	(2,136)
Amortization of loan discount upon conversion of debt to equity	(2,915)	—
Change in fair value of derivative liability	(2,532)	—
Loss on lease termination	(879)	—
Total other income (expense)	(8,784)	(2,080)
Net loss before income taxes	(8,431)	(8,104)
Income tax expense	(2,653)	(550)
Net loss from continuing operations, net of taxes	(11,084)	(8,654)
Net income from discontinued operations, net of taxes	—	872
Net loss	(11,084)	(7,782)
Net loss attributable to non-controlling interest	5	12
Net loss attributable to shareholders	$(11,089)	$(7,794)
Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average number of shares outstanding, basic and diluted	558,997,571	531,521,620

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Share Capital		Additional Paid-In		Total 4Front Ventures Corp. Shareholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, December 31, 2019	531,522,819	$252,656	$25,618	$(203,497)	$74,777	$(17)	$74,760
GGP warrants issued with convertible debt	—	—	411	—	411	—	411
Conversion option on GGP notes transferred to equity	—	—	281	—	281	—	281
Share-based compensation	—	—	1,227	—	1,227	—	1,227
Net loss	—	—	—	(7,794)	(7,794)	12	(7,782)
Balance, March 31, 2020	531,522,819	$252,656	$27,537	$(211,291)	$68,902	$(5)	$68,897

	Share Capital		Additional Paid-In		Total 4Front Ventures Corp. Shareholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, December 31, 2020	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203
Shares issued for Pure Ratios earnout	473,491	161	—	—	161	—	161
Share-based compensation	—	—	2,396	—	2,396	—	2,396
Conversion of notes to equity	24,366,003	6,253	—	—	6,253	—	6,253
Shares issued with exercise of stock options	1,358,116	871	—	—	871	—	871
Shares issued with exercise of warrants	2,422,363	1,563	—	—	1,563	—	1,563
Return of treasury shares	(8,320)	—	—	—	—	—	—
Net loss	—	—	—	(11,089)	(11,089)	5	(11,084)
Balance, March 31, 2021	567,462,905	$259,431	$44,512	$(261,637)	$42,306	$57	$42,363

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,084)	$(7,782)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,046	1,118
Equity based compensation	2,396	1,227
Change in fair value of derivative liability	2,532	—
Accretion of lease liability	612	412
Write-off of fixed asset from terminated lease	799	—
Write-off of deposit	80	—
Accretion of contingent consideration	124	—
Accrued interest on convertible debentures	590	861
Amortization of loan discount upon conversion of debt to equity	2,915	—
Deferred taxes	632	—
Accrued interest on notes payable	1,097	37
Accrued interest on lease receivable	—	(163)
Changes in operating assets and liabilities	1,075	589
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATING ACTIVITIES	2,814	(3,701)
Net cash provided by discontinued operation activities	—	203
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,814	(3,498)
CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable repayments	63	141
Issuance on notes receivable	—	(848)
Sale of dispensary and interests in cannabis licenses	1,093	5,291
Purchases of property and equipment	(7,186)	(4,057)
NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	(6,030)	527
Net cash used in discontinued investing activities	—	632
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,030)	1,159
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable received, net of costs	411	1,192
Issuance of convertible notes	—	2,810
Proceeds from the exercise of warrants	1,563	—
Proceeds from the exercise of stock options	871	—
Repayment of notes payable	(755)	(516)
NET CASH PROVIDED BY CONTINUED FINANCING ACTIVITIES	2,090	3,486
Net cash provided by discontinued financing activities	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,090	3,486
NET INCREASE (DECREASE) IN CASH	(1,126)	1,147
CASH, BEGINNING OF PERIOD	18,932	8,141
CASH, END OF PERIOD	$17,806	$9,288

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements (unaudited)

For the Three Months Ended March 31, 2021 and 2020

Amounts expressed in thousands of United States dollars unless otherwise stated

1.	NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the Business Corporations Act (British Columbia). On July 31, 2019, 4Front Holdings LLC (“Holdings”) completed a Reverse Takeover Transaction (“RTO”) with Cannex Capital Holdings, Inc. (“Cannex”) whereby Holdings acquired Cannex, for accounting purposes, and the shareholders of Holdings became the controlling shareholders of the Company. The subordinate voting shares of the Company are listed on the Canadian Securities Exchange (“CSE”) under the ticker “FFNT” and are quoted on the OTC (OTCQX: FFNTF).

The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of March 31, 2021, the Company operated five dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. Also, as of March 31, 2021, the Company operated two production facilities in Massachusetts and two in Illinois. The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries. Also, as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington. The Company also operates age-gated online educational platforms for THC Cannabis patients and customers.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly-owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company in California, that sells non-THC products throughout the United States.

Management is currently continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Recent Developments – COVID-19”.

The head office address of the Company is 5060 North 40th Street, Suite 120, Phoenix, Arizona, and the registered office is 550 Burrard Street, Suite 2900, Vancouver, British Columbia. Our telephone number is (602) 633-3067 and our website is accessible at https://4frontventures.com.
2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.

In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed April 6, 2021, with the U.S. Securities and Exchange Commission and on the System for Electronic Document Analysis and Retrieval in Canada (or SEDAR). The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the Company’s 2020 Form 10-K.

Principles of consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

The financial statements of the subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies.
3.	SUMMARY OF SIGNICANT ACCOUNTING POLICIES
(a)	Critical accounting estimates and judgements

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods. The significant judgements made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those described in the latest annual consolidated financial statements.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.
(b)	Recently Accounting Pronouncements

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

Upon adoption of ASU 2016-02, the Company recorded right-of-use assets of $5,580 and corresponding lease liabilities of $5,897 with the difference of $317 recorded in opening retained earnings. The adoption  did not have a material impact on consolidated net earnings or cash flows. See Note 9 for additional information.

(ii)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Adoption of ASU 2016-13 requires financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016-13 as of January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated interim financial statements.

(iii)

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. ASU 2017-04 is applied prospectively, and the Company adopted the new standard in the first quarter of 2020. The adoption did not have a material impact on the Company’s condensed consolidated interim financial statements.

(iv)

Effective January 1, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes." This ASU is intended to simplify various aspects of accounting for income taxes by eliminating certain exceptions within Accounting Standards Codification Topic 740, "Income Taxes" and to clarify

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

certain aspects of the current accounting guidance. Adoption of this standard did not materially impact the Company's consolidated financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

(i)

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.
4.	CAPITAL MANAGEMENT

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

Capital is comprised of the Company’s shareholders’ equity. As of March 31, 2021, the Company’s shareholders’ equity was $42,306. There were no changes to the Company’s approach to capital management during the three months ended March 31, 2021.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

5.	INVENTORY

Raw material consists of unharvested cannabis plants, and materials used to manufacture CBD and cannabis products. Work in process is harvested cannabis, processed cannabis oil, and manufactured products that are not complete. Finished goods are cultivation supplies to be sold to cultivators, and purchased or manufactured packaged flower, pre-rolls, vape cartridges, edibles, CBD products, and paraphernalia.

	March 31, 2021	December 31, 2020
Raw materials – unharvested cannabis	$6,852	$4,693
Raw materials – CBD and ingredients	615	214
Work in process – flower and extract	8,973	9,454
Finished goods – cultivation supplies	179	886
Finished goods – packaged products	2,352	2,790
Total	$18,971	$18,037

Inventories of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost or net realizable value. Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. During 2021 and 2020, no inventory was pledged as collateral.

6.	PROPERTY AND EQUIPMENT

Property and equipment and related depreciation are summarized in the table below:

	March 31, 2021	December 31, 2020
Land	$150	$150
Buildings & improvements	3,745	3,745
Construction in process	24,387	19,934
Furniture, equipment & other	11,806	9,968
Leasehold improvements	5,935	5,839
Total	46,023	39,636
Less: accumulated depreciation	(6,481)	(6,018)
Total property and equipment, net	$39,542	$33,618

Depreciation expense for the three months ended March 31, 2021 and 2020 was $463 and $694, respectively, of which $325 and $493, respectively, is included in costs of goods sold.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

7.	INTANGIBLE ASSETS AND GOODWILL

(a)Intangible Assets

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

	Licenses	Customer Relationships	Non- Competition Agreements	Trademarks	Know- How	Total
Balance, December 31, 2019	$20,146	$2,247	$137	$3,725	$8,892	$35,147
Amortization expense	—	(579)	(94)	(377)	(1,959)	(3,009)
Impairment	—	—	—	(3,348)	—	(3,348)
Balance, December 31, 2020	$20,146	$1,668	$43	$—	$6,933	$28,790
Amortization expense	—	(145)	(13)	—	(425)	(583)
Balance, March 31, 2021	$20,146	$1,523	$30	$—	$6,508	$28,207

(b)Goodwill

A summary of goodwill is as follows:

Balance, December 31, 2019	$40,283
Disposal of PHX/Greens Goddess (Note 19)	(5,134)
Tax adjustment to Goodwill from Cannex acquisition	1,406
Impairment	(13,400)
Balance, December 31, 2020	$23,155
Balance, March 31, 2021	$23,155

(c)Impairment of Intangible Assets and Goodwill

On an annual basis, the Company assesses the Company’s Reporting Unit’s (“RUs”) for indicators of impairment or when facts or circumstances suggest that it is more likely than not that the carrying amount may exceed fair value.      For the purpose of impairment testing, goodwill is allocated to the Company’s RUs to which it relates.

Goodwill was not tested for impairment during the three months ended March 31, 2021.

Year Ended December 31, 2020

Management identified negative trigger events regarding its online CBD business. Management has concluded that the overall financial performance of Pure Ratio continued to be worse than expectation, including revenue growth, EBITDA/cash flows, and future growth projections. The Pure Ratio’s business operates at a breakeven (i.e., Zero) profit level and is not expected to improve in the near term. As such, management has determined that the Goodwill and remaining intangible assets associated with the Pure Ratio’s RU are impaired. As such, the remaining goodwill of $13,400 and $3,348 in Trademarks were written off as of December 31, 2020.

8.	LEASES

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

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

The Company elected the optional package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient to not separate lease components from non-lease components for real estate leases. As a result of the adoption of ASU 2016-02, the Company recorded right-of-use (“ROU”) assets of $5.580 and corresponding lease liabilities of $5,897 with the difference of $317 recorded in opening retained earnings.

Upon adoption of ASU 2016-02, ROU assets were adjusted for deferred rent and prepaid expenses as of January 1, 2019. Lease expense is recognized on a straight-line basis over the expected lease term. The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease, or for the adoption of ASU 2016-02, at January 1, 2019. Balances related to operating leases are included in ROU assets and noncurrent lease liabilities on the consolidated balance sheet.

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

For the three months ended March 31, 2021 and 2020 the Company recorded $4,872 and $2,204 in operating lease expense respectively.

(a)The Company as a Lessee

The following table summarizes the Company’s operating leases:

	Classification - Consolidated Interim Balance Sheets	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$61,593	$62,466
Liabilities
Current
Operating	Current portion of operating lease liabilities	1,795	1,909
Non Current
Operating	Operating lease liabilities	51,334	$51,545
Total lease liabilities		$53,129	$53,454

Maturities of lease liabilities for third-party operating leases as of March 31, 2021 were as follows:

Third-Party Maturities of Lease Liability
2021	$6,510
2022	8,901
2023	9,103
2024	9,295
2025	9,449
Thereafter	126,454
Total minimum lease payments	$169,712

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

The Company has right-of-use assets and lease liabilities for leased real estate for dispensaries, cultivation facilities and office space. The incremental borrowing rate for the Company on January 1, 2020 through March 31, 2021 was between 10.25% and 17%.

(b)The Company as a Lessor:

The Company is a landlord for a subleased building in Elma, Washington. The Company owned buildings in Olympia, Washington that were leased to a third party.  On December 17, 2020, the Company sold the Olympia building and other assets as part of a sales lease back transaction and the lease where the Company is the landlord was cancelled. The Company applied ASC 842 to the new sublease and classified the new sublease as an operating lease. The lease receivable was sold to the purchaser of the assets as part of the sales lease back transaction. The following table summarizes changes in the Company’s lease receivables:

	March 31, 2021	December 31, 2020
Balance, beginning of the year	$11,045	$33,500
Acquisitions	—	—
Sale of assets in sale leaseback	—	(22,508)
Interest	791	11,019
Lease payments received	(855)	(10,966)
Balance, end of the period	$10,981	$11,045
Less current portion	(3,495)	(3,450)
Long term lease receivables	$7,486	$7,595

Future minimum lease payments receivable (principal and interest) on the leases is as follows:

As of March 31, 2021
2021	2,595
2022	3,630
2023	1,575
2024	—
2025	—
Thereafter	—
Total minimum lease payments	$7,800
Effect of discounting	(1,954)
Present value of minimum lease payments	$5,846
Present value of residual of leased property	$5,135
Total lease receivable	10,981
Current portion lease receivable	(3,495)
Long term lease receivable	$7,486

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

9.	NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

	Gotham Green Partners, LLC	LI Lending, LLC	Convertible Notes	Convertible Notes (Swap)	Other Loans	Total
Balance, December 31, 2019	$35,607	$44,289	$—	$—	$8,093	$87,989
Loans advanced, net	2,810	—	5,827	—	509	9,146
Equity exchanged	—	—	—	13,661	—	13,661
Equity component	(692)	—	(3,982)	—	(1,168)	(5,842)
Accretion income	(643)	—	—	—	—	(643)
Loan payments	(39,855)	(6,840)	—	—	(685)	(47,380)
Gain on extinguishment of debt	(1,218)	—	—	—	—	(1,218)
Converted to equity	—	—	(145)	(1,794)	—	(1,939)
Accrued interest	3,991	7,913	1,155	—	182	13,241
Balance, December 31, 2020	$—	$45,362	$2,855	$11,867	$6,931	$67,015
Loans advanced, net	—	—	—	—	435	435
Equity component	—	—	—	—	—	—
Loan payments	—	(755)	—	—	—	(755)
Converted to equity	—	—	(5,851)	(401)	—	(6,252)
Accrued interest	—	1,097	2,996	—	484	4,577
Balance, March 31, 2021	$—	$45,704	$—	$11,466	$7,850	$65,020

	Gotham Green Partners, LLC	LI Lending, LLC	Convertible Notes	Convertible Notes (Swap)	Other Loans	Total
Balance, December 31, 2020	$—	$45,362	$2,855	$11,867	$6,931	$67,015
Less current portion	—	—	—	—	(5,024)	(5,024)
Long term portion	—	45,362	2,855	11,867	1,907	61,991
Balance, March 31, 2021	—	45,704	—	11,466	7,850	65,020
Less current portion	—	—	—	—	(6,012)	(6,012)
Long term portion	$—	$45,704	$—	$11,466	$1,838	$59,008

Convertible Notes

On May 14, 2020, the Company issued $5,827 in convertible notes to existing investors in the Company. The notes pay interest of 5% per annum and have a maturity date of Feb 28, 2022. The notes can be converted into Class A Subordinate Voting Shares of the Company for $0.25 per share at any time at the option of the holder. The Company can require mandatory conversion at any time that the Company’s stock price remains above $0.50 for 45 consecutive days. As of March 31, 2021, all of the notes were converted to stock of the Company.

As part of issuing the convertible notes, the investors were given the right to exchange stock in the Company into separate convertible notes (swap notes). In total 29,775,670 shares with a value of $13,661 were exchanged for $13,661 in convertible notes. These notes were effective May 28, 2020, have a maturity date of May 28, 2025, and can be converted into Class A Subordinate Voting Shares of the Company for $0.46 per share at any time at the option of the holder. The notes pay no interest if the Company’s annual revenue is greater than $15,000, and 3% annually otherwise.   The Company can require mandatory conversion at any time that the Company’s stock price remains above $0.92 for 45 consecutive days.

Gotham Green Partners LLC

Through the RTO, the Company assumed senior secured convertible   notes issued to Gotham Green Partners LLC (“GGP”). The convertible loan has a fair value on acquisition of $39,881 which was determined as the present value of the loan and the fair value of

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

the conversion feature. The fair value of the conversion feature was determined to be $4,874 based on the acquisition date intrinsic value of the option. Upon acquisition, the Company reclassified the fair value of the conversion feature to equity. The Company used an independent valuation company to value the notes using a 10.25% discount rate, which management determined was the rate for similar notes with no conversion feature or warrants. The notes were repaid in full in December 2020.

On January 29, 2020, the Company issued convertible secured promissory notes for a total of $3,000 to entities associated with GGP. These notes were due on July 29, 2020 and accrued interest at 15% per annum with no payments due until the maturity date.  The notes were convertible at the option of the holder into the Company’s stock for the equivalent of $0.64675 per share.  The notes were issued with detachable stock warrants that gave the holders of the notes the option to purchase 2,230,080 shares of the Company’s stock for $0.672625 per share. The notes were repaid in full in May 2020.

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50,000.  LI Lending LLC is related because an officer of the Company serves as a principal of LI Lending LLC.  As of March 31, 2021, the Company had drawn $45,000 on the loan in two amounts, an initial $35,000 and a final $10,000, both bearing a 10.25% interest rate, with initial transaction costs of $806.

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

The loan matures on May 10, 2024. An exit fee of 20% of the principal balance will be due as principal is repaid. Monthly interest-only payments are required, and the Company has paid all interest due as of March 31, 2021.

Other

Outstanding as of March 31, 2021 were other payables totaling $7,850 which include notes issued as part of the acquisition of Healthy Pharms Inc. and Arkansas entities as follows:

Subsidiary	Terms	March 31, 2021	December 31, 2020
Healthy Pharms Inc.	Unsecured convertible note at $0.50 per share, due November 18, 2021 at 12% per annum	$2,160	$1,652
Healthy Pharms Inc.	Unsecured promissory note, due June 18, 2021 at 12% per annum	2,905	2,823
Arkansas Entities	Unsecured promissory note, monthly interest payments at 14% per annum	1,730	1,730
Equipment Loans	Secured by equipment, monthly payments beginning in 2021 at 15% per annum	883	512
Other	Various	172	214
Total Notes Payable and Convertible Notes		$7,850	$6,931

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

Future minimum payments on the notes payable and convertible debt is as follows:

March 31, 2021
2021	$6,012
2022	1,730
2023	—
2024	51,600
2025	11,466
Thereafter	—
Total minimum payments	70,808
Effect of discounting	(5,788)
Present value of minimum payments	65,020
Current portion	(6,012)
Long term portion	$59,008

10.	SHARE CAPITAL AND EQUITY

The Company has authorized an unlimited number of Class A Subordinate Voting Shares (“SVS”), and Class C Multiple Voting Shares (“MVS”), all with no par value. All share classes are included within share capital in the consolidated statements of shareholder’s equity on an as converted basis. Each share class is entitled to notice of and to attend at any meeting of the shareholders, except a meeting of which only holders of another particular class of shares will have the right to vote. All share classes are entitled to receive dividends as, and when declared by the Company, on an as-converted basis, and no dividends will be declared by the Company on any individual class unless the Company simultaneously declares or pays dividends on all share classes. No subdivision or consolidation of any share class shall be made without simultaneously subdividing or consolidating all share classes in the same manner.

Class A Subordinate Voting Shares

Holders of Class A Subordinate Voting Shares are entitled to one vote in respect of each SVS.

Class C Multiple Voting Shares

Holders of Class C Multiple Voting Shares are entitled to 800 votes in respect of each MVS.  MVS   will not be convertible into SVS until prior to the later of the date (i) the aggregate number of SVS and MVS held by the Initial Holders (being the MVS holders on their initial issuance) on are reduced to a number which is less than 50% of the aggregate number of SVS and MVS held by the Initial Holders on the date of completion of the RTO with Cannex, and (ii) 3 years following the date of the Business Combination with Cannex.

Series	Shares outstanding as of March 31, 2021	As converted to SVS Shares
Class A – Subordinate Voting Shares	566,186,697	566,186,697
Class C – Multiple Voting Shares	1,276,208	1,276,208
	567,462,905	567,462,905

On November 23, 2020, the Company closed a bought deal prospectus offering of 24,644,500 Units at a price of C$ 0.70 per Unit. Each Unit is comprised of one SVS of the Company and one-half of a SVS purchase warrant.  Each whole warrant entitles the holder to purchase one SVS for a period of two years from the date of issuance at an exercise price of C$ 0.90 per subordinate voting share. Net proceeds from this transaction were $11,557 net of share issuance costs of $690.

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

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

On March 31, 2020, the warrants were revalued using the Black Scholes option pricing model, using the following assumptions:  Share Price: C$1.46; Expected Life:  1.65 years, Annualized Volatility: 93.53%; Dividend yield:  0%; Discount Rate:  0.16%; C$ Exchange Rate: 1.26. The increase in the value of the derivative liability of $2,532 is reflected in the statement of comprehensive loss as a $2,532 loss on the change in fair value of the derivative liability for the three months ended March 31, 2021.
11.	WARRANTS

As of March 31, 2021, there were share purchase warrants outstanding to purchase up to 40,350,629 SVS shares:

Series	Number of warrants	Weighted average exercise price
Balance, December 31, 2020	42,772,992	$0.90
Issued	—	—
Exercised	(2,422,363)	0.65
Balance, March 31, 2021	40,350,629	$0.92

As of March 31, 2021, the Company has the following warrants outstanding and exercisable.

Warrants Outstanding	Exercise Price		Expiry Date
7,000,000		$1.00	November 21, 2021
4,511,278		$1.33	November 21, 2021
2,010,050		$1.99	November 21, 2021
10,861,850	$	C0.90	November 23, 2022
476,449	$	C0.70	November 23, 2022
12,135,922		$0.82	December 17, 2022
2,230,080		$0.67	January 29, 2023
625,000	$	C0.80	October 6, 2024
500,000	$	C0.80	October 6, 2025
40,350,629

12.	SHARE-BASED COMPENSATION

The Company grants stock options under the Amended and Restated Stock Option Plan. Under the terms of the plans, the maximum number of stock options which may be granted are a total of ten percent of the number of shares outstanding assuming conversion of all shares to SVS. The exercise price for stock options issued under the plans will be set by the compensation committee of the board of directors but will not be less than 100% of the fair market value of the Company’s shares on the grant date. Stock options have a maximum term of 10 years from   the date of grant. Stock options vest at the discretion of the Board.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

As of March 31, 2021, the Company had the following options outstanding and exercisable on an as-converted basis:

Grant Date	Strike Price in C$	Options Outstanding	Exercisable Options	Life Remaining (years)
July 31, 2019	1.00	7,983,332	7,983,332	1.70
July 31, 2019	1.00	1,166,667	1,166,667	2.52
July 31, 2019	1.50	516,666	344,444	3.20
July 31, 2019	1.50	800,000	333,334	3.22
July 31, 2019	0.10	6,245,840	6,245,840	3.46
August 22, 2019	0.80	5,900,484	2,922,737	3.40
August 22, 2019	1.00	6,150,000	1,881,450	3.40
November 1, 2019	0.80	1,200,000	400,000	3.59
November 6, 2019	0.80	15,040	5,013	3.61
February 3, 2020	0.80	425,000	158,333	3.85
June 8, 2020	0.80	25,000	—	3.85
July 31, 2020	0.80	1,500,000	933,344	4.34
September 15, 2020	0.86	8,265,920	3,832,960	4.46
October 2, 2020	0.77	3,000,000	—	4.51
November 24, 2020	0.94	1,775,000	1,331,250	4.65
December 2, 2020	1.11	2,900,000	—	4.68
December 21, 2020	1.06	1,200,000	—	4.73
March 18, 2021	1.63	6,850,000	—	4.97
		55,918,949	27,538,704	3.72

Stock option activity is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Options	Price CAD$	Years
Balance December 31, 2019	40,028,465	0.86	4.12
Granted	19,190,960	0.90	—
Exercised	—	—	—
Forfeited	(8,792,360)	1.04	—
Balance December 31, 2020	50,427,065	0.84	3.72
Granted	6,850,000	1.63	4.97
Exercised	(1,358,116)	0.93	4.97
Balance March 31, 2021	55,918,949	0.93	3.71

During the three months ended March 31, 2021 and 2020, the Company recognized share-based compensation of $2,396 and $1,227, respectively.

In determining the amount of equity-based compensation during the year, the Company used the Black-Scholes option pricing model to establish fair value of options granted during the year with the following key assumption:

March 18, 2021
Risk-Free Interest Rate	0.16%
Expected Life of Options (years)	5.00
Expected Annualized Volatility	93.53%
Expected Dividend Yield	nil

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

13.	RELATED PARTIES

Related party transactions

An officer and director of the Company, and a director of the Company serve as principals of LI Lending LLC, which extended the Company a real estate improvement/development loan of $50,000 of which $45,704 was outstanding as of March 31, 2021.

An officer of the Company holds an interest in an online marketing company serving the online CBD market which provides online marketing services for Pure Ratios. Pure Ratios paid $313 (2020 - $1,237) for the three months ended March 31, 2021 to this vendor for management fees, pass through marketing costs and customer service.

During 2020, the Company considered 7Point Holdings LLC (“7 Point”) a related party due to a common executive. However, as a result of his departure, 7Point was no longer considered a related party as of December 31, 2020.

7Point and the Company are parties to a commercial sublease expiring May 31, 2023 with one five-year renewal option. For the three months ended March 31, 2020 the Company recognized $755 from interest revenue on lease receivable for this lease.
14.	CONTINGENCIES
(a)	Cannabis Industry

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

As part of the acquisition of Om of Medicine, LLC the Company is subject to contingent consideration payable to the original vendors. The fair value    of the contingent consideration, which is based on specific revenue levels achieved over a 2-3-year- period, is as follows:

Om of Medicine
Balance, December 31, 2020	$5,496
Additions	—
Accretion	124
Reclass settled contingency to accrued liabilities	(2,408)
Balance, March 31, 2021	$3,212

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

OM of Medicine: The contingent consideration payable is determined as the amount in excess   of gross sales of $3,400 (for fiscal 2020 and 2021) and $3,500 (2022) to a maximum payable of $6,000. Prior to March 31, 2021, the Company settled the fiscal 2020 portion of the contingent consideration and reclassed $2,408 to accrued liabilities.

(c)	Legal Matters

From time to time, the Company may be involved in certain disputes arising in the ordinary course of business. Such disputes, taken in the aggregate, are not expected to have a material adverse effect on the Company. Except as disclosed under the heading “Legal Proceedings” below as of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
15.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The Company’s financial instruments consist of cash, accounts receivable, other receivables, notes receivable, accounts payable and accrued expenses, contingent consideration payable, notes payable, and derivative liabilities. The carrying values of these financial instruments approximate their fair values as of March 31, 2021 and December 31, 2020.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2	inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
Level 3	inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate the carrying value due to their short-term nature. The Company’s notes receivable, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rate of interest.

There were no transfers between fair value levels during the three months ended March 31, 2021 and the year ending December 31, 2020.

(a)	Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instruments related risks. The Board mitigates these risks by assessing, monitoring, and approving the Company’s risk management processes.

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

The Company maintains cash with federally insured financial institutions. As of March 31, 2021 and December 31, 2020, the Company exceeded federally insured limits by approximately $9,000 and $5,000 respectively. The Company has historically not experienced any losses in such accounts. As of March 31, 2021, the Company held approximately $1,500 in Canadian bank accounts that are denominated in C$.

As of March 31, 2021, the maximum credit exposure related to the carrying amounts of accounts receivable, notes receivable and lease receivables was $11,858.

(c)	Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

(d)	Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company’s secured convertible notes with GGP (Note 9) had variable interest rates and were paid in full in December 2020.

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
16.	SEGMENT INFORMATION

Operating segments are components of the Company that combine similar business activities, with activities grouped to facilitate the evaluation of business units and allocation of resources by the Company’s board and management. As of March 31, 2021, the Company had two reportable segments:

•

THC Cannabis – Production and cultivation of THC cannabis, manufacturing, and distribution of cannabis products to own dispensaries and third-party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

•	CBD Wellness – Pure Ratios which encompasses the production and sale of CBD products to third-party customers

All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

	March 31, 2021	March 31, 2020
Net Revenues
THC Cannabis	$22,148	$10,862
CBD Wellness	822	1,790
Corporate	—	—
Total Net Revenues	$22,970	$12,652

Depreciation and Amortization
THC Cannabis	$756	$890
CBD Wellness	16	21
Corporate	2	2
Total Depreciation and Amortization	$774	$913

	March 31, 2021	December 31, 2020
Assets
THC Cannabis	$203,222	$186,899
CBD Wellness	2,879	2,198
Corporate	2,821	15,659
Total Assets	$208,922	$204,756

Goodwill assigned to the THC Cannabis segment as of March 31, 2021 and December 31, 2020 was $23,155. Intangible assets, net assigned to the THC Cannabis segment as of March 31, 2021 and December 31, 2020 was $28,207 and $28,790, respectively.

Goodwill and Intangible Assets assigned to the CBD Wellness segment as of March 31, 2021 and December 31, 2020 were $nil.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

17. SUPPLEMENTARY CASH FLOW INFORMATION

Changes in non-cash working capital:

Changes in operating assets and liabilities	March 31, 2021	March 31, 2020
Accounts receivable	$100	$(31)
Deposits	(460)	1,377
Inventory	(934)	(2,731)
Prepaid expenses	(830)	318
Accounts payable	1,393	696
Taxes payable	1,806	960
	$1,075	$589

•	Cash paid for interest in for three months ended March 31, 2021 and 2020 was $818 and $1,813, respectively.
•	Cash paid for income taxes for the three months ended March 31, 2021 and 2020 was $224 and $nil, respectively.

18.	INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net loss before income taxes	$(8,431)	$(6,859)
Income tax expense	$(2,653)	$(923)
Effective tax rate	-31.47%	-13.46%

The Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes the use of this discrete method is more appropriate than the annual effective tax rate method due to the early growth stage of the business. At this time, there is a high degree of uncertainty in estimating the Company’s annual pre-tax income and significant non-deductible expenses so the Company cannot reliably estimate the annual effective tax rate.

Internal Revenue Code (“IRC”) Section 280E denies, at the U.S. federal level, deductions, and credits attributable to a trade or business trafficking in controlled substances. Because the Company is subject to IRC Section 280E, the Company has computed its U.S. tax based on gross receipts less cost of goods sold. The tax provisions for the years ended March 31, 2021 and 2020, have been prepared based on the assumption that cost of goods sold is a valid expense for income tax purposes.

The effective tax rate for the three months ended March 31, 2021 varies widely from the three months ended March 31, 2020, primarily due to the increase in non-deductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

4FRONT VENTURES CORP.

Formerly 4Front Holdings, LLC

Notes to Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

19.	DISPOSALS AND DISCONTINUED OPERATIONS

On January 21, 2020, the Company sold two management companies that controlled two Arkansas cannabis licenses to a third party for $2,000. A gain of $2,000 is included in net income from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. The entities sold had no operation through the sale date.

On March 20, 2020, the Company completed the divestiture of PHX Interactive LLC and Greens Goddess Inc. through a sale to a third party for $6,000 in cash. The Company paid a $348 fee to a lender in exchange for allowing the Company   to sell the dispensary. This fee is recorded as a disposal cost and is netted with gains as part of net income from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. Revenue and expenses, gains or losses relating to the discontinuation of these operations have been eliminated from the profit or loss from the Company’s continuing operations and are shown as part net income from discontinued operations in the condensed consolidated interim statements of operations and comprehensive loss.

Between April 1, 2020 and September 30, 2020, the Company completed the sale of dispensaries in Pennsylvania, Maryland, and Arkansas, and of management companies that control three additional dispensaries in Maryland.  Revenue and expenses from these operations have been eliminated from the loss from the Company’s continuing operations for the three months ended March 31, 2020 and are shown as part of net income from discontinued operations in the condensed consolidated interim statements of operations and comprehensive loss.

The entities that were sold during the three months ended March 31, 2021 and 2020 were part of the THC Cannabis segment (Note 16). Below is a summary of the net income or loss from discontinued operations that is shown as a single line item for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
REVENUE	$—	$4,998
Cost of goods sold	—	(3,316)
Gross profit	—	1,682
OPERATING EXPENSES
Selling and marketing expenses	—	1,736
Depreciation and amortization	—	353
Gain on sale of subsidiary	—	(1,652)
Total operating (income) expenses	—	437
Income from Operations	—	1,245
Income tax expense	—	(373)
Net Income After Income Tax Expense	$—	$872

Cash flows generated by the discontinued operations are reported as a single line item in each section of the condensed consolidated interim statements of cash flows and are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Net Cash Used in Operating Activities	$—	$203
Net Cash Used in Investing Activities	—	632
Net Cash Provided by Financing Activities	—	—
Cash Flows From Discontinued Operations	$—	$835

20.	SUBSEQUENT EVENTS

No significant or material events have occurred since March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of COVID-19 on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in other filings we make from time to time with the Securities and Exchange Commission (the “SEC”). Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC and on SEDAR, including our Annual Report on Form 10-K, filed with the SEC on April 7, 2021, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements for the three months ended March 31, 2021 and 2020.

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q, “4Front,” “the Company,” “we,” “us” and “our” refer to 4Front Ventures Corp., a British Columbia corporation, and its wholly owned subsidiaries on a consolidated basis.

Overview

The Company exists pursuant to the provisions of the Business Corporations Act (British Columbia). The Company’s SVS are listed on the Canadian Securities Exchange (“CSE”) under the ticker “FFNT” and are quoted on the OTC (OTCQX:  FFNTF).

The Company has two primary operating segments: THC Cannabis and CBD Wellness.  With regard to its THC Cannabis segment, as of March 31, 2021, the Company operated five dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. Also, as of March 31, 2021, the Company operated two production facilities in Massachusetts and one in Illinois.  The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries.  Also, as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington. The Company also operates age-gated online educational platforms for THC Cannabis patients and customers.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company in California, that sells non-THC products throughout the United States.

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety data for the use of the drug under medical supervision. In late January 2021, Senate Majority Leader Chuck Schumer said lawmakers are in the process of merging various cannabis bills, including his own legalization legislation. He is working to enact reform in this Congressional session. This would include the Marijuana Freedom and Opportunity Act, that would federally de-schedule cannabis, reinvest tax revenue into communities most affected by the drug war, and fund efforts to expunge prior cannabis records. It is likely that the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act would be incorporated. Other federal legislation under review for possible submission includes the SAFE Banking Act (or Secure and Fair Enforcement Act), a bill that would allow cannabis companies to access the federally insured banking system and capital markets without the risk of federal enforcement action, and the Strengthening the Tenth

Amendment Through Entrusting States Act (or STATES Act), a bill that seeks protections for businesses and individuals in states that have legalized and comply with state laws.

The Company’s Interim Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the financial information contained herein, are reported in thousands (000’s) of United States dollars (“$”) unless otherwise specified. Canadian dollar amounts are denoted by “C$”.

Recent Developments

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

COVID-19

In March 2020, the United States and much of the world began to experience a rapid increase in the number of COVID-19 cases. The emergence of COVID-19, an extremely infectious airborne respiratory virus, caused a significant response on the part of many governments to contain it. The most relevant containment measure for the Company’s business is the implementation of “essential” type business designations and implementation of social distancing protocols. Thus far, the Company’s dispensaries and operations have been allowed to continue operating. Social distancing protocols have been implemented at the Company’s dispensaries which meet or exceed those required by the local jurisdiction. Through the date of this Quarterly Report on Form 10-Q, sales continue to meet or exceed comparable periods prior to March 2020, however there is no guarantee that the Company’s dispensaries/operations will not see future negative effects from COVID-19.

As of May 10, 2021, all of the Company’s retail stores in the following states remained open and operating with “Essential Service” designations: Illinois, Massachusetts, and Michigan. Also as of May 10, 2021, online ordering, curbside pickup, and delivery have also been implemented where allowed by law.

The situation related to the pandemic and recovery from the pandemic continues to be complex and rapidly evolving. Certain vaccines have been authorized by major regulatory bodies to help fight the infection of COVID-19, and certain other vaccines are in the last stages of development to provide such treatment. While it is anticipated in the ensuing months that authorized vaccines will become more widely available to the public, vaccine availability remains limited in certain regions and the timeline to sufficiently mitigate the effects of the pandemic through vaccines or other measures remains uncertain. If COVID-19 persists or worsens before vaccines or other treatments are made widely available, there may be further external developments, such as restrictions imposed by government authorities, that are beyond our control and may impact our operating plans. Parts of our business have experienced and may continue to experience, operational disruption and customer demand impacts. Currently, we are unable to reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.

Commerce Facility

The Company is building a cannabis manufacturing facility in Commerce, California, and expects to begin operating the facility in the second quarter of 2021. Manufactured products will be sold to licensed dispensaries in California.

Foreign Private Issuer Status

As of January 1, 2021, we were no longer a foreign private issuer, and we are required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act, including filing an Annual Report on Form 10-K, quarterly periodic reports and current reports for certain events, complying with the sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regulating the solicitation of proxies, requiring insiders to file public reports of their share ownership and trading activities and insiders being liable for profit from trades made in a short period of time. We are also no longer exempt from the requirements of Regulation FD promulgated under the Exchange Act related to selective disclosures. In addition, we are required to report our financial results under U.S. Generally Accepted Accounting Principles, including our historical financial results, which have previously been prepared in accordance with International Financial Reporting Standards. We expect to continue to incur significant legal, accounting, insurance, and other expenses and to expend greater time and resources to comply with these requirements. In addition, we may need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us.

	For the Three Months Ended March 31,
	2021	2020
Total revenues	$22,970	$12,652
Cost of goods sold	(9,125)	(4,649)
Gross profit	13,845	8,003
Total expenses	(24,929)	(16,657)
Net loss from continuing operations	(11,084)	(8,654)
Net income from discontinued operations	—	872
Net loss	$(11,084)	$(7,782)
Net income attributable to non-controlling interest	5	12
Net loss attributable to shareholders	$(11,089)	$(7,794)

	March 31, 2021	December 31, 2020
Total assets	$208,922	$204,756
Total liabilities	$166,559	$162,553
Total equity	$42,363	$42,203

RESULTS OF OPERATIONS

Components of Revenue

Revenue

As of March 31, 2021, 4Front owns or manages operations in California, Illinois, Massachusetts, Michigan, and Washington. As of March 31, 2021, 4Front generates revenue in each of these states. Adult use sales began in August 2020 in Georgetown, MA, and in September 2020 in Worcester, MA. The Company opened its Calumet City, IL dispensary in December 2020. The additional adult use sales and the new dispensary have driven sales higher in 2021. The Company has utilized cultivation and production techniques developed by Cannex for its Washington state customers to increase the yields and quality of products produced in Illinois and Massachusetts.  The ability to supply the Company’s adult use dispensaries will ensure that the Company can meet increasing demand. As production increases, the Company will begin to sell excess production in the wholesale market. The company also sells equipment and supplies to third party cannabis operators and sells non-THC wellness products through its Pure Ratios subsidiary.

Revenue from Sale of Goods

Revenue from sale of goods includes the sale of cannabis products through the Company’s dispensaries. These products are either manufactured by the Company or are purchased from other licensed cannabis companies. Also included are equipment and supply sales and non-THC wellness product sales.

Real Estate Income

Real estate income from leasing cannabis production facilities to third party cannabis operators in the state of Washington.

Gross Profit

Gross profit is revenue less cost of goods sold.  Cost of goods sold includes the costs to purchase products from third parties and includes finished goods such as flower, edibles, and concentrates. Cost of goods sold also includes costs to internally manufacture products such as packaging and other supplies, and allocated overhead which includes rent, salaries, utilities, and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis products, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

Total Operating Expenses

Total operating expenses include selling and marketing expenses, general and administrative expenses, depreciation and amortization, and equity-based compensation.

Selling and marketing expenses generally correlate to revenue. These expenses include labor costs and other selling costs to support the Company’s retail locations. The Company expects selling costs as a percentage of revenue to decrease over time as volumes increase at the Massachusetts and Illinois dispensaries due to adult use sales and as the Company begins to sell cannabis to the wholesale market.

General and administrative expenses include costs incurred at the corporate offices, primarily related to personnel costs, benefits, and other professional service costs. These costs are anticipated to be stable.

Provision for Income Taxes

Although the Company is a Canadian corporation, we are classified as a U.S. domestic corporation for U.S. federal income tax purposes under section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended (the “U.S. Tax Code”) and will be subject to U.S. federal income tax on our worldwide income. However, for Canadian tax purposes, regardless of any application of section 7874 of the U.S. Tax Code, we are treated as a Canadian resident corporation. As a result, we are subject to taxation in both Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

We are subject to income taxes in the jurisdictions in which we operate, and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. Section 280E of the U.S. Tax Code prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the CSA). The Internal Revenue Service of the United States (“IRS”) has invoked section 280E of the U.S. Tax Code in tax audits against various cannabis businesses in the United States that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permissible deductions. As a result, we will have an effective tax rate in the U.S. significantly higher than the rate typically applicable to U.S. corporations. While there are currently several pending cases before various U.S. administrative and federal courts challenging these restrictions, there can be no assurance that these courts will issue an interpretation of Section 280E of the U.S. Tax Code favorable to cannabis businesses.

Three-Months Ended March 31, 2021

Revenue from sale of goods

Revenue for the three months ended March 31, 2021 from the Company’s dispensaries and from wholesale sales is $18,236 an increase of $10,823 or 146%, from $7,413 for the three months ended March 31, 2020. This increase is primarily due sales from the Calumet City dispensary that opened in December 2020 and higher sales in the two Massachusetts dispensaries due to the start of adult use sales in the second half of 2020

Revenue from the sale of equipment and supplies to third party cannabis operators was $1,022 for the three months ended March 31, 2021 as compared to $552 for the three months ended March 2020.  This $470 or 85% increase is due to normal fluctuation in revenue between quarters and future revenue is expected to remain at 2021 levels.

Revenue from the non-THC wellness segment is $822 for the three months ended March 31, 2021 as compared to $1,790 for the three months ended March 31, 2020. This revenue decrease of $968 or 54% from the three months ended March 31, 2020 is because in 2021 the Company implemented a new marketing strategy and began using new marketing partners which will decrease revenue until the new strategies gain traction.

Real Estate Income

Real estate income for the three months ended March 31, 2021 is $2,890 which is flat from $2,897 for the three months ended March 31, 2020.

Cost of Goods Sold

Cost of goods sold (“COGS”) for the three months ended March 31, 2021 is $9,125, an increase of $4,476 or 96%, from $4,649 for the period ended March 31, 2020.  The smaller percentage increase as compared to revenue (96% vs 106%) is because there were more sales of internally produced products that have a higher profit margin than purchased products.

Gross Profit

Gross profit for the three months ended March 31, 2021 is $13,845 as compared to $8,003 during the period ended March 31, 2020. Gross profit margin is 60% and 55% for the three months ended March 31, 2021 and 2020, respectively. This increase is due to an increase in sales of internally produced products that have a higher profit margin than purchased products.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2021 are $13,492, a decrease of $535 as compared $14,027 for the three months ended March 31, 2020. This decrease is primarily due to lower marketing expenses for Pure Ratios as they develop a new marketing strategy. This is partially offset by an increase of $1,169 in equity based compensation as more stock options were outstanding in 2021.

Total Other Income (Expense)

Net other income (expense) for the three months ended March 31, 2021 is a net expense of $8,784 as compared to $2,080 of net expense for the three months ended March 31, 2020. This increase is because $2,915 in loan discounts were amortized in 2021 as debt was converted to equity.  Also, in 2021 there is a $2,532 loss on a derivative liability from warrants that are denominated in C$ due to an increase in the Company’s stock price during the first quarter of 2021. These warrants were issued in the last quarter of 2020.  Additionally in 2021 there is a $879 loss from the termination of a lease on excess retail space.

Net Income (Loss) Before Income Taxes

Net income (loss) before taxes and non-controlling interest for the three months ended March 31, 2021 is a net loss of $8,431, that is $327 higher than the $8,104 net loss before income taxes for the three months ended March 31, 2020. The improvement in operating income due to higher dispensary sales was offset by other non-cash expenses from the conversion of debt to equity and changes in the fair value of a derivative liability.

Non-GAAP Financial and Performance Measures

In addition to providing financial measurements based on GAAP, the Company provides additional financial metrics that are not prepared in accordance with GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate the Company’s financial performance. The Company utilizes the non-GAAP financial measurement of Adjusted EBITDA, which management believes reflects the Company’s ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods. Management also believes that this non-GAAP financial measure enables investors to evaluate the Company’s operating results and future prospects in the same manner as management. This non-GAAP financial measure may also exclude expenses and gains that may be unusual in nature, infrequent or not reflective of the Company’s ongoing operating results. As there are no standardized methods of calculating these non-GAAP measures, the Company’s methods may differ from those used by others, and accordingly, the use of this measurement may not be directly comparable to similarly titled measures used by others. Accordingly, non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Pro Forma Adjusted EBITDA

Adjusted EBITDA is defined by the Company as earnings before interest, taxes, depreciation and amortization, share-based compensation expense and one-time charges related to acquisition and business combination related costs. 4Front considers these measures to be an important indicator of the financial strength and performance of its business. The following table reconciles Pro Forma Adjusted EBITDA to its closest GAAP measure.

	Three Months Ended March 31,
	2021	2020
Net Loss from Continuing Operations (GAAP)	$(11,084)	$(8,654)
Interest income	(3)	(56)
Interest expense	2,461	2,136
Amortization of loan discount upon conversion of debt to equity	2,915	—
Income tax expense	2,653	550
Depreciation and amortization	1,046	1,118
Accretion	—	(37)
Equity based compensation	2,396	1,227
Change in value of derivative liability	2,532	—
Non-cash lease expense	612	—
Loss on lease termination	879	—
Acquisition, transaction, and other one-time costs	1,496	63
Adjusted EBITDA (Non-GAAP)	$5,903	$(3,653)

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, the Company had total current liabilities of $44,077 and $37,784, respectively and current assets of $45,533 and $44,736, respectively to meet its current obligations. As of March 31, 2021, we had working capital of $1,456, down $5,496 as compared to December 31, 2020, driven primarily by construction costs to complete the Commerce facility.

Specific factors affecting the Company’s liquidity are:

•	A loan due to LI Lending, LLC (see Transactions with Related Parties, below) with a balance of $45,704 at March 31, 2021 is due in May 2024.
•	Convertible debt with a balance of $11,466 at March 31, 2021 is due in May 2025.

The Company is generating cash from retail sales and the opening of the Commerce facility is expected to generate additional cash to meet the needs of the Company. The Company may raise capital through equity offerings or the issuance of convertible debt to meet future capital requirements.

Cash Flows

Cash Flow from Operating Activities

Net cash provided in continued operating activities is $2,814 for the three months ended March 31, 2021, an increase of $6,515 as compared to the three months ended March 31, 2020. The increase is due to higher sales at the Company’s dispensaries.

Cash Flow from Investing Activities

Net cash used in continued investing activities is $6,030 for the three months ended March 31, 2021, an increase of $6,557 as compared to the three months ended March 31, 2020.  The increase is due to a $3,129 increase in capital expenditures which were primarily from the Commerce facility and because 2020 included $4,198 in additional proceeds from the sale of dispensaries.

Cash Flow from Financing Activities

Net cash provided by continued financing activities is $2,090 for the three months ended March 31, 2021, a decrease of $1,396 as compared to the three months ended March 31, 2020. The decrease is because in 2020 the Company receive $2,810 in proceeds from a convertible debt issuance.  This was partially offset by $2,434 in proceeds from the exercise of warrants and stock options in 2021. In 2020 there was also an additional $781 in payments received from notes receivable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to the Company, we have not identified any standards that we believe merit further discussion. We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our financial position, results of operations, or cash flows.

REGULATORY ENVIRONMENT: ISSUES WITH U.S. CANNABIS-RELATED ASSETS

On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 (Revised) Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”) which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. As a result of the Company’s operations in the United States, the Company is subject to Staff Notice 51-352. For more detail regarding the regulatory regimes under which the Company currently operates, please see the Company’s Listing Statement, Form 2A, available at www.thecse.com.

In accordance with Staff Notice 51-352, the Company will evaluate, monitor, and reassess the disclosure contained herein and any related risks on an ongoing basis and the same will be supplemented, amended, and communicated to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws, or regulations regarding cannabis regulation. As a result of the Company’s investments and/or ownership of certain U.S. entities as set forth herein, the Company is subject to Staff Notice 51-352 and accordingly provides the following disclosure.

CURRENT BUSINESS OPERATIONS

At March 31, 2021, the Company operates in the United States as more specifically described below.

State	Direct, Indirect, or Ancillary Involvement in the U.S. Cannabis Industry Per Staff Notice 51-352	Currently Operational?	Brief Description of Operations
Illinois	Direct	Yes	Beneficial owner of 1 dispensary license (allowing for the operation of 2 dispensaries) and 1 cultivation/production license
Massachusetts	Direct	Yes	Owner of 3 medical treatment center licenses for retail, cultivation, and processing (2 operating), 2 adult use retail licenses, and 2 adult use cultivation and processing licenses
Michigan	Direct	Yes

Will be the owner of entity which holds 1 Medical Provisioning Center license and 1 Adult-Use dispensary license when final 18 regulatory approval is received. The Company estimates regulatory approval will be received in Q2 2021.

California	Direct and Ancillary	No – Direct Yes – Ancillary

Direct: The Company owns a subsidiary which holds a temporary state cannabis manufacturing and distribution license. The Company expects to complete construction and begin operations in Q2 2021.

Ancillary: The Company’s subsidiary, Pure Ratios Holdings Inc., is engaged in the sale of hemp products, and also the licensing of certain intellectual property to entities which are directly involved in various state cannabis operations.

Washington	Ancillary	Yes	Landlord and packaging supplier to cultivation and production licensees.
Divested Operations
Maryland	Direct and Indirect	Yes	As disclosed on September 30, 2020, the Company has divested its Maryland cannabis assets.
Pennsylvania	Direct	Yes	As disclosed on May 1, 2020, the Company has divested of its Pennsylvania cannabis assets.
Arkansas	Direct and Indirect	Yes	As previously disclosed, the Company sold two of its Arkansas assets in January 2020 and divested the final Arkansas asset in September 2020.
Potential Future Licenses
New Jersey	Direct	No	Intend to pursue a medical and/or recreational cannabis license if/when a licensing window re-open.
Ohio	Direct	No	The Company is currently contesting the denial of a cultivation license by the Ohio Department of Health.

REGULATORY OVERVIEW

In accordance with Staff Notice 51-352, below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is currently involved directly, indirectly, or through ancillary businesses. In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented, amended and promptly disclosed to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding marijuana regulation.

REGULATION OF CANNABIS IN THE UNITED STATES

The United States federal government regulates drugs through the CSA, 21 U.S.C. § 811, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. With the limited exception of the FDA approving the use of marijuana-derived CBD to treat specific forms of epilepsy, the FDA has not approved marijuana as a safe and effective drug for any indication.

Unlike in Canada which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical marijuana under the Cannabis Regulations, SOR/2018-144 (“Cannabis Regulations”) and the Cannabis Act S.C. 2018, c. 16 (the “Cannabis Act”), marijuana is largely regulated at the state level in the United States.

State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical or recreational cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law under any and all circumstances under the CSA. Although the Company’s activities are compliant with applicable United States state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against 4Front.

The risk of federal enforcement and other risks associated with the Company’s business are described in its Listing Statement, Form 2A, Section 17 – Risk Factors, available at www.thecse.com.

REGULATION OF INDUSTRIAL HEMP IN THE UNITED STATES FEDERALLY

On December 20, 2018, the Agricultural Improvement Act of 2018 (commonly known as the “2018 Farm Bill”) was signed into law. The 2018 Farm Bill, among other things, removes industrial hemp and its cannabidiols, including CBD derived from industrial hemp, from the CSA and amends the Agricultural Marketing Act of 1946 to allow for industrial hemp production and sale in the United States. Under the Farm Bill, industrial hemp is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” The 2018 Farm Bill did not legalize CBD derived from “marihuana” (as such term is defined in the CSA), which is and remains a Schedule I controlled substance under the CSA. The U.S. Department of Agriculture (“USDA”) is responsible for promulgating regulations under the 2018 Farm Bill. Pursuant to the 2018 Farm Bill, U.S. territories and tribal governments may adopt their own regulatory plans for hemp production even if more restrictive than federal regulations so long as they meet minimum federal standards approved by the USDA. Those territories or tribal governments which choose not to adopt their own hemp production regulations will be governed by USDA regulations.

On October 31, 2019, the USDA issued an interim final ruling governing domestic production of hemp under the 2018 Farm Bill which establishes the U.S. Domestic Hemp Production Program and opening a 60-day public comment period. The interim rule will be effective through November 1, 2021, when the USDA may adopt permanent regulations. The interim rules outline various USDA requirements for state and tribal hemp programs and provide for a process of state/tribal hemp production plan submission and USDA approval/rejection within 60 days of such submission. There can be no assurances regarding any plan’s acceptance, and the final rulemaking may potentially be delayed. While regulations are finalized and plans are being submitted, the provisions of the 2014 Farm Bill remain in effect until on or about October 31, 2021 for any hemp which has been, is, or will be cultivated.

The 2018 Farm Bill also preserved the U.S. Food and Drug Administration’s (“FDA”) authority to the introduction of hemp and compounds derived from it, such as CBD, in foods, beverages, cosmetics, and dietary supplements. The FDA is expected to engage in rulemaking on this subject but has not done so and there can be no assurances on the timing or content of such rulemaking.

REGULATORY LANDSCAPE OF U.S. STATES IN WHICH THE COMPANY CURRENTLY OPERATES

Illinois

The table below lists the licenses beneficially owned by the Company. For more information, see 4Front’s Listing Statement, Form 2A, Section 4 “Narrative Description of the Business – General Business of the Company – General Business of 4Front – Mission,” available at www.thecse.com:

Holding Entity	Percentage Owned	License Number	City	Description
Illinois Grown Medicine	100%	1504160768	Elk Grove	Cultivation
Mission Illinois	100%	DISP.000053	Chicago	Dispensary

The Compassionate Use of Medical Cannabis Pilot Program Act (the “IL Act”) was signed into law in August 2013 and took effect on January 1, 2014. The IL Act provides medical cannabis access to registered patients who suffer from a list of over 30 medical conditions including epilepsy, cancer, HIV/AIDS, Crohn’s disease, and post-traumatic stress disorder, to which additional conditions were added by law in June 2019. The Opioid Alternative Pilot Program launched January 31, 2019 and allows patients that receive or are qualified to receive opioid prescriptions access to medical marijuana as an alternative in situations where an opioid could generally be prescribed. Under this program, qualified patients may bypass the fingerprinting and background checks which often delayed medical cannabis approvals by up to three months.

In January 2019, J.B. Pritzker was sworn in as governor of Illinois. In June 2019, Governor Pritzker signed the Cannabis Regulation and Taxation Act (“CRTA”) into law, making Illinois the 11th state to legalize adult-use cannabis.

There are two types of licenses in Illinois: (1) cultivation/process and (2) dispensary, which are independently issued by separate regulatory bodies. The Department of Agriculture handles the issuance of cultivation/processing licenses, and the Department of Financial and Professional Regulation handles the issuance of dispensary licenses. Licenses must be renewed yearly by the respective agency, typically by email. Vertical integration, i.e., the ownership by one entity of both cultivation/processing and dispensary licenses, is not forbidden in Illinois.

The license issued to IL Grown Medicine, LLC allows it to cultivate, process, manufacture, package, sell, and purchase cannabis in an area not to exceed 210,000 square feet of total flowering canopy.

Harborside Illinois Grown Medicine, Inc. operates a licensed dispensary in the South Shore neighborhood of Chicago which allows it to serve medical cannabis patients and opened for adult-use sales in January 2020. Harborside Illinois Grown Medicine was issued a provisional license in October 2020 allowing it to open a second retail location for both medical and adult use sales. As of the date of this MD&A, construction on the second location is substantially complete and the Company expects it to open before the end of the year. The Company will be issued a final license upon the completion of its final inspection in December 2020.

Massachusetts

The table below lists the licenses owned by 4Front Subsidiaries:

Holding Entity	Percentage Owned	License Number	City	Description
Healthy Pharms	100%	11	Georgetown	Co-located Cultivation /Production/Dispensary
Healthy Pharms	100%	24	Cambridge	Dispensary

The Massachusetts Medical Use of Marijuana Program (the “MA Program”) was established pursuant to the Act for the Humanitarian Medical Use of Marijuana (the “MA ACT”). The MA Program allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Registered Marijuana Dispensary (“RMD”), and RMD agent that qualifies and registers under the MA Program. To qualify, patients must suffer from a debilitating condition as defined by the MA Program. On December 23, 2018 administration of the MA Program was transferred to the Cannabis Control Commission (the “MA CCC”).

In November 2016, Massachusetts voted affirmatively on a ballot petition to legalize and regulate cannabis for adult recreational use. The Massachusetts legislature amended the law on December 28, 2016, delaying the date recreational cannabis sales would begin by six months. The delay allowed the legislature to clarify how municipal land-use regulations would treat the cultivation of cannabis and authorized a study of related issues. After further debate, the state House of Representatives and state Senate approved H.3818 which became Chapter 55 of the Acts of 2017, An Act to Ensure Safe Access to Marijuana, and established the MA CCC. The MA CCC consists of five commissioners and regulates the Massachusetts Recreational Marijuana Program. Adult recreational use of cannabis in Massachusetts was legalized in July 2018.

Vertically integrated RMDs grow, process, and dispense their own cannabis. As such, each RMD is required to have a retail facility as well as cultivation and production operations, although retail operations may be separate from grow and cultivation operations. A RMD’s cultivation location may be in a different municipality or county than its retail facility.

The MA Program mandates a comprehensive application process for RMDs. Each RMD applicant must submit a Certificate of Good Standing, comprehensive financial statements, a character competency assessment, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operation of the RMD. Municipalities may individually determine what local permits or licenses are required if an RMD wishes to establish an operation within its boundaries.

Each Massachusetts dispensary, grower and processor license is valid for one year and must be renewed no later than 60 calendar days prior to expiration. As in other states where cannabis is legal, the MA CCC can deny or revoke licenses and renewals for multiple reasons, including (a) submission of materially inaccurate, incomplete, or fraudulent information, (b) failure to comply with any applicable law or regulation, including laws relating to taxes, child support, workers compensation and insurance coverage, (c) failure to submit or implement a plan of correction (d) attempting to assign registration to another entity, (e) insufficient financial resources, (f) committing, permitting, aiding, or abetting of any illegal practices in the operation of the RMD, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at an RMD, and (h) lack of responsible RMD operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of this state.

As of the date of this MD&A, the Company’s subsidiaries remain open and operating under Massachusetts’s COVID-19 “essential”-business (or equivalent) guidance.

Michigan

Holding Entity	Percentage of Economic Interest	License Number	City	Description
Om of Medicine, LLC (“Om”)	100%	N536209	Ann Arbor	Dispensary

In 2008, the Michigan Compassionate Care Initiative established a medical cannabis program for serious and terminally ill patients, was approved by the House but not acted upon, and defaulted to a public initiative on the November ballot. Proposal 1 was approved by 63% of voters on November 8, 2008. Proposal 1 was then written into law and approved by Michigan’s lawmakers in December 2008. The resulting act became the Michigan Medical Marihuana Act (“MMM Act”).

In 2016, the Michigan legislature passed two new acts and also amended the original MMM Act. The first act establishes a licensing and regulation framework for medical marihuana growers, processors, secure transporters, provisioning centers, and safety compliance facilities. The second act establishes a “seed-to-sale” system to track marihuana that is grown, processed, transferred, stored, or disposed of under the Medical Marihuana Facilities Licensing Act.

The Bureau of Medical Marihuana Regulation is responsible for the oversight of medical cannabis in Michigan and consists of the Medical Marihuana Facility Licensing Division and the Michigan Medical Marihuana Program Division. Additionally, the Michigan Department of Licensing and Regulatory Affairs (“LARA”) has supplemented Michigan’s cannabis regulations to clarify the regulatory landscape surrounding cannabis. LARA is the main regulatory authority for the licensing of cannabis businesses in Michigan. The MMM Act provides access to state residents to cannabis and cannabis related products under one of 11 debilitating conditions, including epilepsy, cancer, HIV/AIDS, cancer, and PTSD. In July 2018, the Medical Marihuana Facility Licensing Division approved 11 additional conditions to the list of aliments to qualify for medical cannabis. The additional 11 include Chronic pain, colitis and spinal cord injury.

Under Michigan law, LARA licenses give types of state operating licenses: (1) grower, (2) processor, (3) secure transporter, (4) provisioning center, and (5) safety compliance facility. There are no stated limits on number of licenses, but LARA exercises discretion over application approval, including background checks and vetting of principal licensee officers, and municipalities may impose additional restrictions. Vertical integration, i.e., the ownership of a grower, processor and/or provisioning center by one entity, is allowed under Michigan cannabis law and regulations.

Recreational cannabis was legalized by ballot initiative in November 2018. The initiative mandates that the Michigan Department of Licensing and Regulatory Affairs (“LARA”) begin accepting applications for retail stores no later than December 6, 2019. The initial application period will be limited to existing medical cannabis license holders.

The cannabis license ownership transfer of Om of Medicine LLC to the Company has not been approved by Michigan regulators, but management hopes to obtain such approval in Q1 2021. Om received for permission to sell recreational cannabis as of December 23, 2019.

California

In 1996, California voters passed Proposition 215, the Compassionate Use Act allowing physicians to legally recommend medical cannabis for patients who would benefit from cannabis. The Compassionate Use Act legalized the use, possession, and cultivation of medical cannabis for a set of qualifying conditions including AIDS, anorexia, arthritis, cachexia, cancer and chronic pain. The law established a not-for-profit patient/caregiver system but there was no state licensing authority to oversee the businesses that emerged as a result.

In September 2015, the California legislature passed three bills, collectively known as the “Medical Marijuana Regulation and Safety Act”. The Medical Marijuana Regulation and Safety Act established a licensing and regulatory framework for the medical cannabis businesses in California. Multiple agencies oversee different aspects of the program and require businesses obtain a state license and local approval to operate.

In November 2016, voters in California passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”) creating an adult-use cannabis program for individuals 21 years of age or older. AUMA contained conflicting provisions with the Medical Marijuana Regulation and Safety Act. Consequently, in June 2017, the California State Legislature passed Senate Bill No. 94, known as the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which combined the Medical Marijuana Regulation and Safety Act and AUMA to provide a set of regulations to govern medical and adult-use licensing regime for cannabis businesses. The three agencies that regulate cannabis at the state level are: (a) the California Department of Food and Agriculture, via CalCannabis, which issues licenses to cannabis cultivators, (b) the California Department of Public Health, via the Manufactured Cannabis Safety Branch, which issues licenses to cannabis manufacturers and (c) the California Department of Consumer Affairs, via the Bureau of Cannabis Control, which issues licenses to cannabis distributors, testing laboratories, retailers, and micro-businesses. These agencies also oversee the various aspects of implementing and maintaining California’s cannabis landscape, including the statewide track and trace system. All three agencies released their emergency rulemakings at the end of 2017 and have started issuing temporary licenses.

To legally operate a medical or adult-use cannabis business in California, the operator must have both local approval and a state license. This requires license holders to operate in cities with cannabis licensing and approval programs. Municipalities in California are authorized to determine the number of licenses they will issue to cannabis operators, or can choose to outright ban the cultivation, manufacturing or the retail sale of cannabis. MAUCRSA went into effect on January 1, 2018.

On January 16, 2019, the California Department of Consumer Affairs, the California Department of Public Health and the California Department of Food and Agriculture approved the state regulations for cannabis businesses across the supply chain. These new regulations became effective immediately and superseded the emergency cannabis regulations that California had previously enacted.

Although vertical integration across multiple license types is allowed under the state regulations, it is not required.

The California dispensary, grower, and processing state and local licenses are renewed annually from the date of issuance. Cannabis business owners who hold an annual commercial cannabis license can use the Cannabis track and trace system, METRC, to ensure they remain in compliance with the California licensing requirements. The license holders are required to submit a renewal application per the guidelines under Text of Emergency Rules section 8203. An application for renewal of a cultivation license shall be submitted to the state at least thirty (30) calendar days prior to the expiration date of the current license. A license holder that does not submit a completed license renewal application to the state within thirty (30) calendar days after the expiration of the current license forfeits their eligibility to apply for a license renewal and, instead, would be required to submit a new license application. The license holders must ensure that no cannabis may be sold, delivered, transported, or distributed by a producer from or to a location outside of this state.

The Company owns Pure Ratios Holdings, Inc., which is indirectly involved in the California licensed cannabis industry because of its occasional engagement of licensed cannabis entities to contract manufacture certain products which contain THC. The Company also owns a subsidiary in California which possesses a temporary license for the distribution and processing of cannabis but is not yet operational.

Washington

Through various subsidiaries, 4Front is a landlord, packaging and equipment supplier, and consultant to multiple Washington licensees. The Company does not have a direct ownership interest in any Washington licensees, and for the purposes of Staff Notice 51-532, its involvement in Washington is ancillary.

Washington has authorized the cultivation, possession, processing, wholesaling, and retail sale of marijuana by certain licensed Washington businesses. The Washington State Liquor and Cannabis Board (“WSLCB”) regulates Washington’s marijuana regulatory program. Every individual with an ownership or equity interest, with a right to receive a percentage of gross or net profits, or who exercises control over a licensed marijuana operator must apply for licensing with the WSLCB and be approved. Each applicant must be over 21 years of age and a Washington resident for a minimum of 6 months. An applicant must provide the WSLCB with the applicant’s organizational and operational documents, including the entity’s operating agreement and a detailed operating plan, in order to verify that the proposed business meets the minimum requirements for licensing. Any change in the initial ownership of a cannabis entity must receive prior approval through the WSLCB and undergoes a review of the same rigor and breadth as an initial application.

One of the Company’s operating tenants, NWCS, received administrative violation notices (“AVN”) in 2019 for various alleged violations of Washington cannabis regulations.  NWCS has recently received a settlement proposal from the WSLCB. The terms of the proposal require NWCS to pay a fine and enable the Tumwater, WA Facility to continue to operate. As a further term of settlement, the current sole member of NWCS will be required to dispose of his interest to an arms-length party. The exact amount of the fine is still to be determined but expected to not be material to NWCS’ operations.

LEGAL AND REGULATORY TRENDS

The Company’s flagship investments are in states of California, Illinois, Massachusetts, Michigan and Washington and currently management expects the legal and regulatory regimes in the United States (on a federal level), those states, and Canada to be the most relevant to its business.

In the United States, 33 states and Washington D.C. have legalized medical marijuana, while ten states and Washington, D.C. have also legalized recreational marijuana. Although cannabis currently remains a Schedule I drug under federal law, the U.S. Department of Justice issued a memorandum, known as the “Cole Memorandum”, on August 29, 2013 to the U.S. Attorneys’ offices (federal prosecutors) directing that individuals and businesses that rigorously comply with state regulatory provisions in states that have strictly regulated legalized medical or recreational cannabis programs should not be a prosecutorial priority for violations of federal law. This federal policy was reinforced by passage of a 2015 federal budget bill amendment (passed in 2014) known as the Rohrabacher-Farr Amendment that prohibits the use of federal funds to interfere in the implementation of state medical marijuana laws. This bill targets Department of Justice funding, which encompasses the Drug Enforcement Agency and Offices of the United States Attorneys. This bill showed the development of bi-partisan support in the U.S. Congress for legalizing the use of cannabis. On January 4, 2018, the U.S. Department of Justice rescinded the Cole Memorandum. Given that the Cole Memorandum was never legally binding, the U.S. Department of Justice continues to have discretion to enforce federal drug laws.

Under U.S. federal law it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from marijuana sales or the sale of any other Schedule I substance. Canadian banks are also hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy. Despite these laws, the U.S. Treasury Department issued a memorandum in February 2014 outlining the pathways for financial institutions to bank marijuana businesses in compliance with federal law. Under these guidelines, financial institutions must submit a “suspicious activity report” (SAR) as required by federal anti-money laundering laws. These marijuana related SARs are divided into three categories: marijuana limited, marijuana priority, and marijuana terminated, based on the financial institution’s belief that the marijuana business follows state law, is operating out of compliance with state law, or where the banking relationship has been terminated. In the U.S., a bill has been tabled in Congress to grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows state law. This bill has not been passed and there can be no assurance with that it will be passed in its current form or at all. In both Canada and the United States, transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape.

Political and regulatory risks also exist due to the presidential administration of Donald Trump. The President’s positions on cannabis regulation have been difficult to discern.  President Trump has appointed William Barr, who served as Attorney General in the presidential administration of George H.W. Bush from 1991 to 1993, and Mr. Barr was confirmed by the Senate on February 14, 2019.  Mr. Barr has testified before the U.S Senate Appropriations Committee that he believes that a federalist approach allowing states to individually determine the legal status of cannabis is the appropriate regime for the regulation of cannabis.  It remains unclear what stance the U.S. Department of Justice under the current administration might take toward legalization efforts in U.S. states, but federal enforcement of the Controlled Substance Act and other applicable laws is possible. Forty-four states have now enacted laws decriminalizing or legalizing some form of marijuana. After four years of little to no regulatory change in the cannabis space, industry leaders are looking to parlay increasing public support for legalized marijuana into friendlier laws and rules under the Biden administration. During the campaign, Biden publicly supported decriminalizing cannabis, though he has not offered full-throated support for federal legalization. Vice President-elect Kamala Harris was the lead sponsor of the MORE Act (Marijuana Opportunity Reinvestment and Expungement), which would remove marijuana from the Controlled Substances Act and shift regulatory power to the states. While it has not yet been enacted into law, the Act would remove marijuana from the List of Controlled Substances. That bill passed the House in a historic vote last year, but it did not advance in the GOP-controlled Senate. But now with Democrats in control of both chambers of Congress and the White House, reform activists want to see certain changes before the cannabis legislation goes to the floor again. Specifically, they’ve taken issue with a provision that was added at the last minute before the House action requiring a federal permit to operate a “cannabis enterprise”—along with restrictions that could ban people with prior marijuana convictions from being eligible. Lawmakers have signaled that those components would be removed the next time it’s introduced.

Currently, a pair of congressional Republican lawmakers have introduced a bill to federally legalize marijuana, protect banks that service state-legal cannabis business and ensure that military veterans are specifically permitted to use marijuana in compliance with state laws. The Common Sense Cannabis Reform for Veterans, Small Businesses, and Medical Professionals Act is currently being sponsored by Reps. David Joyce (R-OH) and Don Young (R-AK). The main crux of the legislation is to federally deschedule cannabis—and it’s similar to past bipartisan proposals—but this one goes a few steps further with language on legal protections and mandates for federal studies into medical cannabis. It does not contain social justice provisions to repair the past harms of the war on drugs, however.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses listed above under “Material Weakness in Internal Control”.

We plan to take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 4, 2019, counsel for Limevee, LLC sent a letter to our wholly owned subsidiary Pure Ratios Holdings, Inc. (successor of International Bioceutical Company) regarding allegations of breach of contract involving a Consulting Services Agreement between Limevee and International Bioceutical Company. Limevee, LLC alleges that $79,000 plus additional damages are owed, which would be determined following an accounting of sales in November and December 2019. Limevee, LLC's counsel sent an additional letter on February 18, 2020. As of May 10, 2021, no lawsuit has been filed.

On March 2, 2021, the Company received correspondence from Brothers for Life LLC asserting that the Company was obligated to make a $200,000 payment pursuant to a June 18, 2019 Fee Agreement (the "Fee Agreement") entered into between Brothers for Life LLC and Cannex Capital Holdings Inc. (which was the entity acquired by the Company in its Reverse Takeover Transaction, consummated July 31, 2019). As the Company believes that Brothers for Life LLC’s claim has no merit, and that no payment is due under the Fee Agreement, the Company has declined to make the $200,000 payment to Brothers for Life LLC, and instead intends to pursue its rights under the Fee Agreement vigorously.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any shares of its unregistered securities during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4Front Ventures Corp.

Date: May 24, 2021	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Peter Rennard
Peter Rennard
Interim Chief Financial Officer
(Principal Financial Officer)