Form 10-Q
period 2021-06-30
4Front Ventures Corp.
filed 2021-08-17
CIK 1783875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, the registrant had 592,627,966 Class A subordinate voting shares outstanding.

4FRONT VENTURES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Balance Sheets (unaudited)

As of June 30, 2021 and December 31, 2020

Amounts expressed in thousands of U.S. dollars except for share and per share data

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$11,563	$18,932
Accounts receivable	917	437
Other receivables	583	1,341
Current portion of lease receivables	3,540	3,450
Inventory	22,600	18,037
Current portion of notes receivable	235	264
Prepaid expenses	2,225	2,275
Total current assets	41,663	44,736
Property and equipment, net	44,270	33,618
Notes receivable and accrued interest	—	91
Lease receivables	7,156	7,595
Intangible assets, net	27,524	28,790
Goodwill	23,155	23,155
Right-of-use assets	60,701	62,466
Deposits	4,295	4,305
TOTAL ASSETS	$208,764	$204,756

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$5,484	$4,722
Accrued expenses and other current liabilities	5,569	6,427
Taxes payable	16,665	11,502
Derivative liability	7,223	5,807
Current portion of convertible notes	2,420	1,652
Current portion of lease liability	1,127	1,909
Current portion of contingent consideration payable	3,316	2,393
Current portion of notes payable and accrued interest	4,119	3,372
Total current liabilities	45,923	37,784
Convertible notes	—	14,722
Notes payable and accrued interest from related party	46,843	45,362
Long term notes payable	1,819	1,907
Long term accounts payable	1,600	1,600
Contingent consideration payable	—	3,103
Deferred tax liability	7,162	6,530
Lease liability	51,849	51,545
TOTAL LIABILITIES	155,196	162,553
SHAREHOLDERS' EQUITY
Equity attributable to 4Front Ventures Corp.	273,875	250,583
Additional paid-in capital	47,491	42,116
Deficit	(267,860)	(250,548)
Total 4Front Ventures Corp. shareholders' equity	53,506	42,151
Non-controlling interest	62	52
TOTAL SHAREHOLDERS' EQUITY	53,568	42,203
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$208,764	$204,756

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Revenue from sale of goods	$24,452	$9,967	$44,532	$19,722
Real estate income	2,669	2,734	5,559	5,631
Total revenues	27,121	12,701	50,091	25,353
Cost of goods sold	(10,816)	(8,046)	(19,941)	(12,695)
Gross profit	16,305	4,655	30,150	12,658
OPERATING EXPENSES
Selling and marketing expenses	6,714	5,488	11,871	12,304
General and administrative expenses	5,083	3,073	10,248	8,181
Equity based compensation	2,979	1,048	5,375	2,275
Depreciation and amortization	861	975	1,635	1,888
Total operating expenses	15,637	10,584	29,129	24,648
Income (loss) from operations	668	(5,929)	1,021	(11,990)
Other income (expense)
Interest income	8	8	11	64
Interest expense	(2,901)	(4,877)	(5,362)	(7,013)
Amortization of loan discount upon conversion of debt to equity	—	—	(2,915)	—
Change in fair value of derivative liability	(311)	—	(2,843)	—
Other income	—	2,682	—	2,719
Loss on lease termination	(331)	—	(1,210)	—
Total other income (expense)	(3,535)	(2,187)	(12,319)	(4,230)
Net loss before income taxes	(2,867)	(8,116)	(11,298)	(16,220)
Income tax expense	(3,351)	(2,373)	(6,004)	(2,923)
Net loss from continuing operations, net of taxes	(6,218)	(10,489)	(17,302)	(19,143)
Net income from discontinued operations, net of taxes	—	9,840	—	10,712
Net loss	(6,218)	(649)	(17,302)	(8,431)
Net (income) loss attributable to non-controlling interest	5	(38)	10	(26)
Net loss attributable to shareholders	$(6,223)	$(611)	$(17,312)	$(8,405)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	587,218,794	506,379,437	573,108,183	518,950,529

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Share Capital		Additional Paid-In		Total 4Front Ventures Corp. Shareholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, December 31, 2019	531,522,819	$252,656	$25,618	$(203,497)	$74,777	$(17)	$74,760
Conversion option and warrants with notes transferred to equity	—	—	411	—	411	—	411
Shares issued for Pure Ratios earnout	223,145	94	—	—	94	—	94
Share-based compensation	—	—	2,275	—	2,275	—	2,275
Exchange of stock for convertible swap notes	(29,448,468)	(13,661)	—	—	(13,661)	—	(13,661)
Conversion of notes to equity	—	—	2,889	—	2,889	—	2,889
Net loss	—	—	—	(8,405)	(8,405)	(26)	(8,431)
Balance, June 30, 2020	502,297,496	$239,089	$31,193	$(211,902)	$58,380	$(43)	$58,337

	Share Capital		Additional Paid-In		Total 4Front Ventures Corp. Shareholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, December 31, 2020	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203
Shares issued for Pure Ratios earnout	473,491	161	—	—	161	—	161
Shares issued for Om of Medicine earnout	535,018	722	—	—	722	—	722
Share-based compensation	—	—	5,375	—	5,375	—	5,375
Conversion of notes to equity	49,042,797	17,719	—	—	17,719	—	17,719
Shares issued with exercise of stock options	2,011,056	1,314	—	—	1,314	—	1,314
Shares issued with exercise of warrants	2,993,227	3,376	—	—	3,376	—	3,376
Return of treasury shares	(8,320)	—	—	—	—	—	—
Net loss	—	—	—	(17,312)	(17,312)	10	(17,302)
Balance, June 30, 2021	593,898,521	$273,875	$47,491	$(267,860)	$53,506	$62	$53,568

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,302)	$(8,431)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,166	4,296
Equity based compensation	5,375	2,275
Change in fair value of derivative liability	2,843	—
Accretion of lease liability	(478)	342
Amortization of right-of-use assets	1,765	425
Accretion of lease receivable	349	(163)
Accretion of convertible debenture and interest	850	(331)
Write-off of fixed asset from terminated lease	1,210	—
Write-off of deposit	—	—
Accretion of contingent consideration	228	24
Gain on restructuring note payable	—	(281)
Amortization of loan discount upon conversion of debt to equity	2,915	—
Deferred taxes	632	—
Accrued interest on notes payable	3,884	3,043
Changes in operating assets and liabilities	(170)	(2,088)
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATING ACTIVITIES	4,267	(889)
Net cash provided by discontinued operation activities	—	7,107
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,267	6,218
CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable repayments	405	998
Sale of dispensary and interests in cannabis licenses	1,093	—
Long term deposits	—	2,745
Purchases of property and equipment	(12,234)	(6,639)
NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	(10,736)	(2,896)
Net cash used in discontinued investing activities	—	(59)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,736)	(2,955)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(1,204)	(750)
Issuance of convertible notes	—	8,597
Proceeds from the exercise of warrants	1,664	—
Proceeds from the exercise of stock options	1,314	—
Repayment of convertible debt	—	(2,810)
Repayment of notes payable	(2,674)	(3,455)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(900)	1,582
NET INCREASE (DECREASE) IN CASH	(7,369)	4,845
CASH INCLUDED IN ASSETS HELD FOR SALE	—	(1,552)
CASH, BEGINNING OF PERIOD	18,932	8,141
CASH, END OF PERIOD	$11,563	$11,434

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

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

The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of June 30, 2021, the Company operates five dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. As of June 30, 2021, the Company operates two production facilities in Massachusetts and Illinois and produces the majority of products that are sold at its own Massachusetts and Illinois dispensaries. Also, as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.

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

The corporate office address of the Company is 5060 North 40th Street, Suite 120, Phoenix, Arizona, and the registered office is 550 Burrard Street, Suite 2900, Vancouver, British Columbia. Our telephone number is (602) 633-3067 and our website is accessible at https://4frontventures.com.
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

In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed April 7, 2021, with the U.S. Securities and Exchange Commission and on the System for Electronic Document Analysis and Retrieval in Canada (or SEDAR). The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
(b)	Recent Accounting Pronouncements

Recently Adopted

(i)

Effective January 1, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes." This ASU is intended to simplify various aspects of accounting for income taxes by eliminating certain exceptions within Accounting Standards Codification Topic 740, "Income Taxes" and to clarify certain aspects of the current accounting guidance. Adoption of this standard did not materially impact the Company's consolidated financial position, results of operations or cash flows.

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

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

4.	INVENTORY

Inventory consists of the following items:

	June 30, 2021	December 31, 2020
Raw materials – unharvested cannabis	$7,010	$4,907
Work in process – flower and extract	9,656	9,454
Finished goods – cultivation supplies	117	886
Finished goods – packaged products	5,817	2,790
Total inventory	$22,600	$18,037

5.	INTANGIBLE ASSETS AND GOODWILL

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

	Licenses	Customer Relationships	Non- Competition Agreements	Trademarks	Know- How	Total
Balance, December 31, 2019	$20,146	$2,247	$137	$3,725	$8,892	$35,147
Amortization expense	—	(579)	(94)	(377)	(1,959)	(3,009)
Impairment	—	—	—	(3,348)	—	(3,348)
Balance, December 31, 2020	$20,146	$1,668	$43	$—	$6,933	$28,790
Amortization expense	—	(290)	(25)	—	(951)	(1,266)
Balance, June 30, 2021	$20,146	$1,378	$18	$—	$5,982	$27,524

(b)Goodwill

A summary of goodwill is as follows:

Balance, December 31, 2019	$40,283
Disposal of PHX/Greens Goddess (Note 19)	(5,134)
Tax adjustment to Goodwill from Cannex acquisition	1,406
Impairment	(13,400)
Balance, December 31, 2020	$23,155
Balance, June 30, 2021	$23,155

(c)Impairment of Intangible Assets and Goodwill

On an annual basis, the Company assesses the Company’s reporting unit’s (“RUs”) for indicators of impairment or when facts or circumstances suggest that it is more likely than not that the carrying amount may exceed fair value.      For the purpose of impairment testing, goodwill is allocated to the Company’s RUs to which it relates.

Goodwill was not tested for impairment during the six months ended June 30, 2021.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

Year Ended December 31, 2020

Management identified negative trigger events regarding its online CBD business. Management has concluded that the overall financial performance of Pure Ratio continued to be worse than expectations, including revenue growth, EBITDA/cash flows, and future growth projections. The Pure Ratio’s business operates at a breakeven (i.e., zero) profit level and is not expected to improve in the near term. As such, management had determined that the Goodwill and remaining intangible assets associated with the Pure Ratio’s RU are impaired. As such, the remaining goodwill of $13,400 and $3,348 in trademarks were written off as of December 31, 2020.

6.	LEASES

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Balances related to operating leases are included in Right of Use (“ROU”) assets and noncurrent lease liabilities on the consolidated balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Many leases include one or more options to renew the lease at the end of the initial term. The Company considered renewals in its ROU assets and operating lease liabilities. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

Operating lease expense for the three and six months ended June 30, 2021 and 2020 is $2,400 and $821 respectively and for the six months ended is June 30, 2021 and 2020 is $4,868 and $2,375 respectively.

(a)The Company as a Lessee

The following table summarizes the Company’s operating leases:

	Classification - Consolidated Interim Balance Sheets	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$60,701	$62,466
Liabilities
Current
Operating	Current portion of operating lease liabilities	1,127	1,909
Non Current
Operating	Operating lease liabilities	51,849	51,545
Total lease liabilities		$52,976	$53,454

Maturities of lease liabilities for third-party operating leases as of June 30, 2021 were as follows:

Third-Party Maturities of Lease Liability
2021	$4,384
2022	8,982
2023	9,183
2024	9,390
2025	9,551
Thereafter	127,913
Total minimum lease payments	$169,403

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

The Company has right-of-use assets and lease liabilities for leased real estate for dispensaries, cultivation facilities and office space. The incremental borrowing rate for the Company on January 1, 2020 through June 30, 2021 was between 10.25% and 17%.

(b)The Company as a Lessor:

The Company leases a building in Elma, Washington that is subleased by the Company to a third party. This sublease is classified as a finance lease with a lease receivable balance of $10,696 as of June 30, 2021. This lease generated $1,361 of the $5,559 in real estate income for the six months ending June 30, 2021.

The Company owned buildings in Olympia, Washington that were leased to a third party. This lease was classified as a finance lease. On December 17, 2020, the Company sold the Olympia building and other assets as part of a sale and leaseback transaction and this lease was cancelled. The Company applied ASC 842 to a new sublease to the same third party and classified the new sublease as an operating lease. The lease receivable was sold to the purchaser of the assets as part of the sale and leaseback transaction. This lease generated $4,198 of the $5,559 in real estate income for the six months ending June 2021.

The following table summarizes changes in the Company’s lease receivables:

	June 30, 2021	December 31, 2020
Balance, beginning of the year	$11,045	$33,500
Acquisitions	—	—
Sale of assets in sale leaseback	—	(22,508)
Interest	1,361	11,019
Lease payments received	(1,710)	(10,966)
Balance, end of the period	$10,696	$11,045
Less current portion	(3,540)	(3,450)
Long term lease receivables	$7,156	$7,595

Future minimum lease payments receivable (principal and interest) on the leases is as follows:

As of June 30, 2021
2021	$1,740
2022	3,630
2023	1,575
2024	—
2025	—
Thereafter	—
Total minimum lease payments	$6,945
Effect of discounting	(1,384)
Present value of minimum lease payments	5,561
Present value of residual of leased property	5,135
Total lease receivable	$10,696
Current portion lease receivable	(3,540)
Long term lease receivable	$7,156

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

7.	NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

	Gotham Green Partners, LLC	LI Lending, LLC	May 2020 Convertible Notes	May 2020 Convertible Notes (Swap)	Other Loans	Total
Balance, December 31, 2019	$35,607	$44,289	$—	$—	$8,093	$87,989
Loans advanced, net	2,810	—	5,827	—	509	9,146
Equity exchanged	—	—	—	13,661	—	13,661
Equity component	(692)	—	(3,982)	—	(1,168)	(5,842)
Accretion income	(643)	—	—	—	—	(643)
Loan payments	(39,855)	(6,840)	—	—	(685)	(47,380)
Gain on extinguishment of debt	(1,218)	—	—	—	—	(1,218)
Converted to equity	—	—	(145)	(1,794)	—	(1,939)
Accrued interest	3,991	7,913	1,155	—	182	13,241
Balance, December 31, 2020	$—	$45,362	$2,855	$11,867	$6,931	$67,015
Loans advanced, net	—	—	—	—	930	930
Equity component	—	—	—	—	—	—
Loan payments	—	(2,317)	—	—	(357)	(2,674)
Converted to equity	—	—	(5,852)	(11,867)	—	(17,719)
Accrued interest	—	3,798	2,997	—	854	7,649
Balance, June 30, 2021	$—	$46,843	$—	$—	$8,358	$55,201

	Gotham Green Partners, LLC	LI Lending, LLC	May 2020 Convertible Notes	May 2020 Convertible Notes (Swap)	Other Loans	Total
Balance, December 31, 2020	$—	$45,362	$2,855	$11,867	$6,931	$67,015
Less current portion	—	—	—	—	(5,024)	(5,024)
Long term portion	—	45,362	2,855	11,867	1,907	61,991
Balance, June 30, 2021	$—	$46,843	$—	$—	$8,358	$55,201
Less current portion	—	—	—	—	(6,539)	(6,539)
Long term portion	$—	$46,843	$—	$—	$1,819	$48,662

Convertible Notes

On May 14, 2020, the Company issued $5,827 in convertible notes to existing investors in the Company (“May 2020 Convertible Notes”). The notes pay interest of 5% per annum and have a maturity date of Feb 28, 2022. The notes can be converted into Class A Subordinate Voting Shares of the Company for $0.25 per share at any time at the option of the holder. The Company can require mandatory conversion at any time that the Company’s stock price remains above $0.50 for 45 consecutive days. During the first quarter 2021, the Company exercised the mandatory conversion feature and converted the May 2020 Convertible Note balance to subordinate voting shares.

As part of issuing the convertible notes, the investors were given the right to exchange stock in the Company into separate convertible notes (swap notes) (“May 2020 Convertible Notes (Swap)”). In total 29,448,468 shares with a value of $13,661 were exchanged for $13,661 in convertible notes. These notes were effective May 28, 2020, have a maturity date of May 28, 2025, and can be converted into Class A Subordinate Voting Shares of the Company for $0.46 per share at any time at the option of the holder. The notes pay no interest if the Company’s annual revenue is greater than $15,000, and 3% annually otherwise.   The Company can require mandatory

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

conversion at any time that the Company’s stock price remains above $0.92 for 45 consecutive days. During April 2021, the Company exercised the mandatory conversion feature and converted the May 2020 Convertible Note (Swap) balance to subordinate voting shares.

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

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50,000.  LI Lending LLC is related because an officer of the Company serves as a principal of LI Lending LLC.  As of June 30, 2021, the Company had drawn $45,000 on the loan in two amounts, an initial $35,000 and a final $10,000, both bearing a 10.25% interest rate, with initial transaction costs of $806.

In April 2020, the loan was amended. In exchange for consent to allow the sale of the Pennsylvania and Maryland assets and the release of related collateral, the Company agreed to make prepayments of principal to LI Lending in the amount of $250 per month for an eight-month period beginning on May 1, 2020. The $2,000 prepayment was applied to the initial $35,000 principal amount decreasing the balance to $33,000. Additionally, the Company agreed to pay an increased interest rate of 12.25% on the final $10,000 of the loan until such time as this amount has been paid down with the remaining $33,000 amount continuing to be subject to the original 10.25% interest rate.

In December 2020, the loan was amended to allow for the release of collateral for the sale lease back transactions described in Note 6 above, which were entered into with Innovative Industrial Properties, Inc. (“IIPR”). The amendment increased both interest rates by 2.5% on the loan amounts but allowed the payments resulting from the incremental interest to be deferred until January 1, 2022. The Company elected to defer payment, and the additional 2.5% interest is accrued each month and added to the balance of the loan. The Company is still required to make interest-only payments monthly of 10.25% on the initial $33,000 and 12.25% on the final $10,000 of the loan until January 1, 2022 when the interest rates of 12.75% for the initial $33,000 and 14.75% for the final $10,000 will take effect for the remaining term.

The loan matures on May 10, 2024. An exit fee of 20% of the principal balance will be due as principal is repaid. Monthly interest-only payments are required, and the Company has paid all interest due as of June 30, 2021.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

Other

Outstanding as of June 30, 2021 were other payables totaling $8,358 which include notes issued as part of the acquisition of Healthy Pharms Inc. and Arkansas entities as follows:

Subsidiary	Terms	June 30, 2021	December 31, 2020
Healthy Pharms Inc.	Unsecured convertible note at $0.50 per share, due November 18, 2021 at 12% per annum	$2,420	$1,652
Healthy Pharms Inc.	Unsecured promissory note, due November 18, 2021 at 12% per annum	2,905	2,823
Om of Medicine, LLC	Membership interest purchase agreement contingent payment due December 1, 2021 at 10% per annum	485	—
Arkansas Entities	Unsecured promissory note, monthly interest payments at 14% per annum	1,730	1,730
Equipment Loans	Secured by equipment, monthly payments beginning in 2021 at 15% per annum	645	512
Other	Various	173	214
Total Notes Payable and Convertible Notes		$8,358	$6,931

Future minimum payments on the notes payable and convertible debt are as follows:

June 30, 2021
2021	$5,498
2022	1,730
2023	—
2024	53,180
2025	—
Thereafter	—
Total minimum payments	60,408
Effect of discounting	(5,207)
Present value of minimum payments	55,201
Current portion	(6,539)
Long-term portion	$48,662

8.	SHARE CAPITAL AND EQUITY

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

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

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

Series	Shares outstanding as of June 30, 2021	As converted to SVS Shares
Class A – Subordinate Voting Shares	592,622,313	592,622,313
Class C – Multiple Voting Shares	1,276,208	1,276,208
	593,898,521	593,898,521

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

On June 30, 2021, the warrants were revalued using the Black Scholes option pricing model, using the following assumptions:  Share Price: C$1.56; Expected Life:  1.40 years, Annualized Volatility: 86.20%; Dividend yield:  0%; Discount Rate:  0.07%; C$ Exchange Rate: 1.24. The increase in the value of the derivative liability is reflected in the statement of comprehensive loss as a $2,843 loss on the change in fair value of the derivative liability for the six months ended June 30, 2021.
9.	WARRANTS

As of June 30, 2021, there were share purchase warrants outstanding to purchase up to 39,779,765 SVS:

Series	Number of warrants	Weighted average exercise price
Balance, December 31, 2020	42,772,992	$0.90
Issued	—	—
Exercised	(2,993,227)	0.68
Balance, June 30, 2021	39,779,765	$0.92

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

As of June 30, 2021, the Company has the following warrants outstanding and exercisable.

Warrants Outstanding	Exercise Price		Expiry Date
7,000,000		$1.00	November 21, 2021
4,511,278		$1.33	November 21, 2021
2,010,050		$1.99	November 21, 2021
10,469,350	$	C0.90	November 23, 2022
298,085	$	C0.70	November 23, 2022
12,135,922		$0.82	December 17, 2022
2,230,080		$0.67	January 29, 2023
625,000	$	C0.80	October 6, 2024
500,000	$	C0.80	October 6, 2025
39,779,765

10.	SHARE-BASED COMPENSATION

The Company grants stock options under the Company’s Amended and Restated Stock Option Plan. Under the terms of the plan, the maximum number of stock options which may be granted are a total of ten percent of the number of shares outstanding assuming conversion of all shares to SVS. The exercise price for stock options issued under the plan will be set by the compensation committee of the board of directors but will not be less than 100% of the fair market value of the Company’s shares on the grant date. Stock options have a maximum term of 5 years from   the date of grant. Stock options vest at the discretion of the Board.

As of June 30, 2021, the Company had the following options outstanding and exercisable on an as-converted basis:

Grant Date	Strike Price in C$	Options Outstanding	Exercisable Options	Life Remaining (years)
July 31, 2019	1.00	7,983,332	7,983,332	1.45
July 31, 2019	1.00	1,166,667	1,166,667	2.27
July 31, 2019	1.50	516,666	516,666	2.95
July 31, 2019	1.50	800,000	333,334	2.97
July 31, 2019	0.10	6,245,840	6,245,840	3.21
August 22, 2019	0.80	6,150,000	1,881,450	3.15
August 22, 2019	1.00	5,850,104	2,772,913	3.15
November 1, 2019	0.80	1,200,000	400,000	3.34
February 3, 2020	0.80	425,000	158,333	3.60
June 8, 2020	0.80	25,000	8,333	3.60
July 31, 2020	0.80	1,200,000	1,500,000	4.09
September 15, 2020	0.86	7,978,400	3,689,200	4.21
October 2, 2020	0.77	3,000,000	1,500,000	4.26
November 24, 2020	0.94	1,775,000	1,775,000	4.41
December 2, 2020	1.11	2,900,000	1,450,000	4.43
December 21, 2020	1.06	1,200,000	—	4.48
March 18, 2021	1.63	6,850,000	—	4.72
April 2, 2021	1.36	200,000	—	4.72
April 21, 2021	1.58	175,000	—	4.72
June 23, 2021	1.56	450,000	—	4.98
June 28, 2021	1.57	200,000	—	5.00
		56,291,009	31,381,068	3.49

Stock option activity is summarized as follows:

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

	Number of	Weighted Average	Weighted Average
	Options	Price CAD$	Years
Balance December 31, 2019	40,028,465	0.86	4.12
Granted	19,190,960	0.90	—
Exercised	—	—	—
Forfeited	(8,792,360)	1.04	—
Balance December 31, 2020	50,427,065	0.84	3.72
Granted	7,875,000	1.63	4.97
Exercised	(2,011,056)	0.93	4.97
Balance June 30, 2021	56,291,009	0.94	3.49

The Company recognized share-based compensation expense of $2,979 and $684 during the second quarters of 2021 and 2020 and $5,375 and $2,276 during the respective year-to-date periods.

In determining the amount of equity-based compensation during the period, the Company used the Black-Scholes option pricing model to establish fair value of options granted during the period with the following key assumption:

Risk-Free Interest Rate	0.87% to 0.92%
Expected Life of Options (years)	5.00
Expected Annualized Volatility	86.2% to 93.53%
Expected Dividend Yield	nil

11.	RELATED PARTIES

Related party transactions

An officer and director of the Company, and a director of the Company serve as principals of LI Lending LLC, which extended the Company a real estate improvement/development loan of $50,000 of which $46,843 was outstanding as of June 30, 2021.

An officer of the Company holds an interest in an online marketing company serving the online CBD market which provides online marketing services for Pure Ratios. Pure Ratios paid $313 (2020 – $2,334) for the six months ended June 30, 2021 to this vendor for management fees, pass through marketing costs and customer service.

During 2020, the Company considered 7Point Holdings LLC (“7 Point”) a related party due to a common executive. However, as a result of his departure, 7Point was no longer considered a related party as of December 31, 2020.

7Point and the Company are parties to a commercial sublease expiring May 31, 2023 with one five-year renewal option. The Company recognized as interest revenue for the three and six months ended 2021 and 2020 $725 (2020 – $751) and $1,459 (2020 – $1,507), respectively, on the lease receivable for this lease.
12.	CONTINGENCIES
(a)	Cannabis Industry

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

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

(b)	Contingent consideration payable

As part of the acquisition of Om of Medicine, LLC the Company is subject to contingent consideration payable to the original sellers. The fair value    of the contingent consideration, which is based on specific revenue levels achieved over a two year period, is as follows:

Om of Medicine
Balance, December 31, 2020	$5,496
Additions	—
Accretion	228
Payments	(1,201)
Notes issued	(485)
Shares issued	(722)
Balance, June 30, 2021	$3,316

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

OM of Medicine: The contingent consideration payable is determined as the amount in excess of gross sales of $3,400 (for fiscal 2020 and 2021) to a maximum payable of $6,000.

(c)	Legal Matters

From time to time, the Company may be involved in certain disputes arising in the ordinary course of business. Such disputes, taken in the aggregate, are not expected to have a material adverse effect on the Company. Except as disclosed under the heading “Legal Proceedings” below as of June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
13.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The Company’s financial instruments consist of cash, accounts receivable, other receivables, notes receivable, accounts payable and accrued expenses, contingent consideration payable, notes payable, and derivative liabilities. The carrying values of these financial instruments approximate their fair values as of June 30, 2021 and December 31, 2020.

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

There were no transfers between fair value levels during the six months ended June 30, 2021 and the year ending December 31, 2020.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

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

The Company maintains cash with federally insured financial institutions. As of June 30, 2021 and December 31, 2020, the Company exceeded federally insured limits by approximately $5,000 and $5,000 respectively. The Company has historically not experienced any losses in such accounts. As of June 30, 2021, the Company held approximately $1,121 in Canadian bank accounts that are denominated in C$.

As of June 30, 2021, the maximum credit exposure related to the carrying amounts of accounts receivable, notes receivable and lease receivables was $12,431.

(c)	Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due.

(d)	Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company’s secured convertible notes with GGP (Note 7) had variable interest rates and were paid in full in December 2020.

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

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

14.	SEGMENT INFORMATION

Operating segments are components of the Company that combine similar business activities, with activities grouped to facilitate the evaluation of business units and allocation of resources by the Company’s board and management. As of June 30, 2021, the Company had two reportable segments:

•

THC Cannabis – Production and cultivation of THC cannabis, manufacturing, and distribution of cannabis products to own dispensaries and third-party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

•	CBD Wellness – Pure Ratios which encompasses the production and sale of CBD products to third-party customers

All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

	June 30, 2021	June 30, 2020
Net Revenues
THC Cannabis	$48,544	$21,894
CBD Wellness	1,547	3,459
Corporate	—	—
Total Net Revenues	$50,091	$25,353

Depreciation and Amortization
THC Cannabis	$1,589	$1,847
CBD Wellness	16	41
Corporate	30	—
Total Depreciation and Amortization	$1,635	$1,888

	June 30, 2021	December 31, 2020
Assets
THC Cannabis	$201,091	$186,899
CBD Wellness	1,815	2,198
Corporate	5,858	15,659
Total Assets	$208,764	$204,756

Goodwill assigned to the THC Cannabis segment as of June 30, 2021 and December 31, 2020 was $23,155. Intangible assets, net assigned to the THC Cannabis segment as of June 30, 2021 and December 31, 2020 was $27,524 and $28,790, respectively.

Goodwill and Intangible Assets assigned to the CBD Wellness segment as of June 30, 2021 and December 31, 2020 were $nil.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

15. SUPPLEMENTARY CASH FLOW INFORMATION

Changes in non-cash working capital for six months ended June 30:

Changes in operating assets and liabilities	2021	2020
Accounts receivable	$(815)	$33
Deposits	(70)	—
Inventory	(4,563)	(2,616)
Prepaid expenses	50	360
Accounts payable and other liabilities	65	(2,501)
Taxes payable	5,163	2,636
	$(170)	$(2,088)

•	Cash paid for interest in for six months ended June 30, 2021 and 2020 was $1,662 and $3,765, respectively.
•	Cash paid for income taxes for the six months ended June 30, 2021 and 2020 was $224 and $nil, respectively.

16.	INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net loss before income taxes	$(11,298)	$(5,096)
Income tax expense	$(6,004)	$(3,335)
Effective tax rate	(53.14)%	(65.44)%

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

Internal Revenue Code (“IRC”) Section 280E denies, at the U.S. federal level, deductions, and credits attributable to a trade or business trafficking in controlled substances. Because the Company is subject to IRC Section 280E, the Company has computed its U.S. tax based on gross receipts less cost of goods sold. The tax provisions for the six months ended June 30, 2021 and 2020, have been prepared based on the assumption that cost of goods sold is a valid expense for income tax purposes.

The effective tax rate for the six months ended June 30, 2021 varies widely from the six months ended June 30, 2020, primarily due to the increase in non-deductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

17.	DISPOSALS AND DISCONTINUED OPERATIONS

On January 21, 2020, the Company sold two management companies that controlled two Arkansas cannabis licenses to a third party for $2,000. A gain of $2,000 is included in net income from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. The entities sold had no operation through the sale date.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

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

The entities that were sold during the six months ended June 30, 2021 and 2020 were part of the THC Cannabis segment (Note 14). Below is a summary of the net income or loss from discontinued operations that is shown as a single line item for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$—	$4,423	$—	$9,421
Cost of goods sold	—	(2,791)	—	(6,107)
Gross profit	—	1,632	—	3,314
OPERATING EXPENSES
Selling and marketing expenses	—	1,270	—	3,007
Depreciation and amortization	—	—	—	353
Gain on sale of subidiary	—	(9,559)	—	(11,211)
Total operating (income) expenses	—	(8,289)	—	(7,851)
Income from operations	—	9,921	—	11,165
Interest expense	—	(42)	—	(41)
Net income before income taxes	—	9,879	—	11,124
Income tax expense	—	(39)	—	(412)
Net income after income tax expense	$—	$9,840	$—	$10,712

Cash flows generated by the discontinued operations are reported as a single line item in each section of the condensed consolidated interim statements of cash flows and are summarized as follows:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$—	$7,107
Net cash used in investing activities	—	(59)
Net cash provided by financing activities	—	—
Cash flows from discontinued operations	$—	$7,048

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

18.	SUBSEQUENT EVENTS

(a) Illinois Development Project

The Company announced on August 5, 2021 the first closing of a multiphase expansion project to build an up to 558,000 sq. ft. cultivation and production facility (the “Facility”) in the Village of Matteson, Illinois, located outside of Chicago. The Company plans to use the Facility to produce the Company's more than 20 in-house brands and 200 products, which will be offered to Illinois customers at an accessible price point at its Mission Dispensaries and partner dispensaries across Illinois.

(b) Approval for Adult-Use Cannabis Sales

On July 15, 2021, the Company received final approval from the Massachusetts Cannabis Control Commission to open the Company’s third adult-use retail dispensary in Massachusetts. Located at 1024 Commonwealth Avenue, Boston, MA, the dispensary will hold its grand opening on August 21, 2021.

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC and on SEDAR, including our Annual Report on Form 10-K, filed with the SEC on April 7, 2021, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements for the three and six months ended June 30, 2021 and 2020.

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

The Company has two primary operating segments: THC Cannabis and CBD Wellness.  With regard to its THC Cannabis segment, as of June 30, 2021, the Company operated five dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. Also, as of June 30, 2021, the Company operated two production facilities in Massachusetts and one in Illinois.  The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries.  Also, as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company in California, that sells non-THC products throughout the United States.

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety data for the use of the drug under medical supervision. In late January 2021, Senate Majority Leader Chuck Schumer said lawmakers are in the process of merging various cannabis bills, including his own legalization legislation. He is working to enact reform in this Congressional session. This would include the Marijuana Freedom and Opportunity Act, that would federally de-schedule cannabis, reinvest tax revenue into communities most affected by the drug war, and fund efforts to expunge prior cannabis records. It is likely that the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act would be incorporated. Other federal legislation under review for possible submission includes the Secure and Fair Enforcement Act (the “SAFE Banking Act”), a bill that would allow cannabis companies to access the federally insured banking system and capital markets without the risk of federal enforcement action, and the Strengthening the Tenth Amendment Through Entrusting States Act (the STATES Act), a bill that seeks protections for businesses and individuals in states that have legalized and comply with state laws.

The Company’s Interim Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the financial information contained herein, are reported in thousands (000’s) of United States dollars (“$”) unless otherwise specified. Canadian dollar amounts are denoted by “C$”.

Recent Developments

Final Close on Illinois Cultivation and Production Facility Project

The Company announced on August 5, 2021 the first closing of a multiphase expansion project to build an up to 558,000 sq. ft. cultivation and production facility (the “Facility”) in the Village of Matteson, Illinois, located outside of Chicago. The Company plans to use the Facility to produce the Company's more than 20 in-house brands and 200 products, which will be offered to Illinois customers at an accessible price point at its Mission Dispensaries and partner dispensaries across Illinois.

Massachusetts Brookline Mission Dispensary Grand Opening

On July 15, 2021, the Company received final approval from the Massachusetts Cannabis Control Commission to open the Company’s third adult-use retail dispensary in Massachusetts. Located at 1024 Commonwealth Avenue, Boston, MA, the dispensary will hold its grand opening on August 21, 2021.

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

The situation related to the pandemic and recovery from the pandemic continues to be complex and rapidly evolving. Certain vaccines have been authorized by major regulatory bodies to help fight the infection of COVID-19, and certain other vaccines are in the last stages of development to provide such treatment. While it is anticipated in the ensuing months that authorized vaccines will become more widely available to the public, vaccine availability remains limited in certain regions and the timeline to sufficiently mitigate the effects of the pandemic through vaccines or other measures remains uncertain. If COVID-19 persists or worsens before vaccines or other treatments are made widely available, there may be further external developments, such as restrictions imposed by government authorities, that are beyond our control and may impact our operating plans. Parts of our business have experienced and may continue to experience, operational disruption and customer demand impacts. Furthermore, the impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. As such, we are unable to reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.

Commerce Facility

The Company is building a cannabis manufacturing facility in Commerce, California, and expects to begin operating the facility in the third quarter of 2021. Manufactured products will be sold to licensed dispensaries in California.

Director and Officer Personnel Changes

On May 24, 2021, Joshua Rosen provided notice of his resignation as a member of the board of directors of the Company, and the board of directors accepted Mr. Rosen’s resignation effective as of the same date. Mr. Rosen’s resignation was not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In connection with his resignation, the Compensation Committee of the Board agreed to extend the expiry date of Mr. Rosen’s outstanding options to purchase (i) 4,095 SVS until September 16, 2024, at an exercise price of $8.00 per share, (ii) 25,000 SVS until August 22, 2024 at an exercise price of $80.00 per share, and (iii) 2,000,000 SVS until December 2, 2025 at an exercise price of $1.11 per share.

Mr. Rosen served as the chairman of the Board. In order to fill the vacancy as board chairman created by Mr. Rosen’s resignation, also on May 24, 2021, the Board appointed current board member Kathi Lentzsch as chairperson of the Board.

Effective July 1, 2021, the Company terminated its month-to-month independent contractor arrangement with Peter Rennard in his position as Interim Chief Financial Officer of the Company. Mr. Rennard’s termination was not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including accounting principles and practices.

Effective July 15, 2021, the Company’s board of directors appointed Andrew Thut as the Company’s Interim Chief Financial Officer while the Company continues its search for a permanent Chief Financial Officer. Mr. Thut joined the Company in October 2014 as its Chief Investment Officer and will continue to serve as Chief Investment Officer during his tenure as Interim Chief Financial Officer of the Company.

RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$27,121	$12,701	$50,091	$25,353
Cost of goods sold	(10,816)	(8,046)	(19,941)	(12,695)
Gross profit	16,305	4,655	30,150	12,658
Total expenses	(22,523)	(15,144)	(47,452)	(31,801)
Net loss from continuing operations	(6,218)	(10,489)	(17,302)	(19,143)
Net income from discontinued operations	—	9,840	—	10,712
Net loss	(6,218)	(649)	$(17,302)	$(8,431)
Net income attributable to non-controlling interest	5	(38)	10	(26)
Net loss attributable to shareholders	(6,223)	(611)	$(17,312)	$(8,405)

	June 30, 2021	December 31, 2020
Total assets	$208,764	$204,756
Total liabilities	155,196	162,553
Total equity	53,568	42,203

Components of Revenue

Revenue

As of June 30, 2021, 4Front owns or manages operations in California, Illinois, Massachusetts, Michigan, and Washington. Since commencing operations 4Front has generated revenue in each state. Adult use sales began in August 2020 in Georgetown, MA, and in September 2020 in Worcester, MA. The Company opened its Calumet City, IL dispensary in December 2020. The additional adult use sales and the new dispensary have driven sales higher in 2021. The Company has utilized cultivation and production techniques developed by Cannex for its Washington state customers to increase the yields and quality of products produced in Illinois and Massachusetts.  The ability to supply the Company’s adult use dispensaries will ensure that the Company can meet increasing demand. As production increases, the Company will begin to sell excess production in the wholesale market. The company also sells equipment and supplies to third party cannabis operators and sells non-THC wellness products through its Pure Ratios subsidiary.

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

Three-Months Ended June 30, 2021

Revenue from sale of goods

Revenue for the three months ended June 30, 2021 from the Company’s retail and wholesale sales are $24,452, which is an increase of $14,485 or 145% compared to $9,967 for the three months ended June 30, 2020. This increase is primarily due to sales from the Calumet City dispensary that opened in December 2020, and increased sales in the two Massachusetts dispensaries.

Revenue from the sale of equipment and supplies to third party cannabis operators was $1,346 for the three months ended June 30, 2021 as compared to $1,212 for the three months ended June 2020.  This $134 or 11% increase is due to normal fluctuation in revenue between quarters and future revenue is expected to remain at 2021 levels.

Revenue from the CBD Wellness segment is $724 for the three months ended June 30, 2021 as compared to $1,669 for the three months ended June 30, 2020. The revenue decrease of $945 is largely attributable to changes in marketing strategy prioritizing profitable growth with a focus on achieving positive cash flow.

Real Estate Income

Real estate income for the three months ended June 30, 2021 is $2,669 which is relatively flat from $2,734 for the three months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold (“COGS”) for the three months ended June 30, 2021 is $10,816, an increase of $2,770 or 34%, from $8,046 for the same period ended June 30, 2020.  The difference in percentage increases is attributable to the margin benefits of increased sales on internally produced products.

Gross Profit

Gross profit margin for the three months ended June 30, 2021 is 67% compared to 19% for the same period ended 2020. The $11,650 increase in gross profit is due to lower COGS from internally produced products.

Total Operating Expenses

Total operating expense for the three months ended June 30, 2021 is $15,637, an increase of $5,053 from $10,584 for the period ended 2020. This increase is primarily due to $2.5 million in higher sales & marketing expenses due to the new Calumet City dispensary and increasing adult use sales, $2.3 million in higher equity based compensation, and $0.9 million in lease payments in Washington following the sales leaseback transaction in late 2020.

Total Other Income (Expense)

Net other expense for the three months ended June 30, 2021 increased $1,348 to $3,535 from $2,187 in the same period ended 2020. The overall net increase in other expense is due to a $2.5 million settlement of a business dispute in 2020 that was offset by lower interest expense after debt was repaid with proceeds from sales leasebacks.

Net Income (Loss) Before Income Taxes

Net loss before taxes and non-controlling interest for the three months ended June 30, 2021 is $2,867, which is a $5,249 decrease compared to the $8,116 net loss before income taxes for the three months ended June 30, 2020. The improvement in operating income is due to greater dispensary sales and improved margins.

Six-Months Ended June 30, 2021

Revenue from sale of goods

Revenue for the six months ended June 30, 2021 from the Company’s retail and wholesale sales increased $24,810 or 126% to $44,532 compared to $19,722 for the three months ended June 30, 2020. This increase is primarily due to sales from the Calumet City dispensary that opened in December 2020 and higher sales across our other dispensaries with Michigan and Massachusetts dispensaries benefitting from a full six months of adult use sales in 2021.

Revenue from the sale of equipment and supplies to third party cannabis operators was $2,368 for the six months ended June 30, 2021 as compared to $1,764 for the six months ended June 2020.  This $604 or 34% increase is due to normal fluctuation in revenue between periods and future revenue is expected to remain at 2021 levels.

Revenue from the CBD Wellness segment is $1,547 for the six months ended June 30, 2021 as compared to $3,459 for the similar period ended 2020. This revenue decrease of $1,912 or 55% from the six months ended June 30, 2020 is largely attributable to changes in marketing strategy prioritizing profitable growth with a focus on achieving positive cash flow.

Real Estate Income

Real estate income for the six months ended June 30, 2021 is $5,559, which is relatively flat from $5,631 recognized during the similar period ended June 30, 2020.

Cost of Goods Sold

COGS for the six months ended June 30, 2021 is $19,941, an increase of $7,249 or 57%, from $12,695 for the period ended June 30, 2020.  The favorable percentage increase as compared to 126% in revenue growth was due to the margin benefits from increased sales of internally produced products.

Gross Profit

Gross profit margin for the six months ended June 30, 2021 is 55% compared to 36% for the period ended 2020. The $17,492 increase in gross profit is due to lower COGS from internally developed products.

Total Operating Expenses

Total operating expense for the six months ended June 30, 2021 is $29,129, an increase of $4,481 from $24,648 for the period ended 2020. This increase is primarily due to the $3.1 million increase in equity based compensation.

Total Other Income (Expense)

Net other expense for the six months ended June 30, 2021 increased $8,089 to $12,319 from $4,230 in the similar period ended 2020. The overall net increase in other expense for the period ended 2021 is due to $2.9 million from the amortization of loan discount upon conversion of debt to equity, $2.8 million for change in fair value of derivative liability, and $2.5 million from the settlement of a business dispute in 2020.

Net Income (Loss) Before Income Taxes

Net loss before taxes and non-controlling interest for the six months ended June 30, 2021 is $11,298 compared to $16,220 for the similar period ended 2020, an improvement of $4,922. The $13 million improvement in operating income is due to higher dispensary sales and stronger gross profit margins, which is offset by non-cash expenses of $2.9 million from the amortization of loan discount upon conversion of debt to equity, and $2.8 million for change in fair value of derivative liability.

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

	Six Months Ended June 30,
	2021	2020
Net Loss from Continuing Operations (GAAP)	$(17,302)	$(19,143)
Interest income	(11)	(64)
Interest expense	5,362	7,013
Amortization of loan discount upon conversion of debt to equity	2,915	—
Income tax expense	6,004	2,923
Depreciation and amortization	2,166	4,296
Accretion	—	(311)
Equity based compensation	5,375	2,275
Change in value of derivative liability and other fair value adjustments	2,843	(2,456)
Non-cash lease expense	1,765	425
Loss on lease termination	1,210	—
Acquisition, transaction, and other one-time costs	3,054	1,624
Adjusted EBITDA (Non-GAAP)	$13,381	$(3,418)

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, the Company had total current liabilities of $45,923 and $37,784, respectively and current assets of $41,663 and $44,736, respectively to meet its current obligations. As of June 30, 2021, the Company’s working capital is ($4,260), a $11,212 decrease as compared to December 31, 2020, driven primarily by construction costs to complete the Commerce facility.

Specific factors affecting the Company’s liquidity are:

•	A loan due to LI Lending, LLC (see Transactions with Related Parties, below) with a balance of $46,843 at June 30, 2021 is due in May 2024.

The Company is generating cash from retail sales and the opening of the Commerce facility is expected to generate additional cash to meet the needs of the Company. The Company may raise capital through equity offerings or the issuance of convertible debt to meet future capital requirements.

Cash Flows

Cash Flow from Operating Activities

Net cash provided in continued operating activities is $4,267 for the six months ended June 30, 2021, an increase of $5,156 as compared to the six months ended June 30, 2020. The increase is due to higher sales at the Company’s dispensaries and corporate cost reductions initiated in the second quarter 2020 as the Company substantially completed construction of its 170,000 square foot manufacturing facility in Commerce, CA.

Cash Flow from Investing Activities

Net cash used in continued investing activities is $10,736 for the six months ended June 30, 2021, an increase of $7,840 as compared to the six months ended June 30, 2020.  The increase is primarily due to $5,595 of additional purchases of property and equipment during the six months ended June 30, 2021 and because 2020 included proceeds of $2,745 from long term deposits.

Cash Flow from Financing Activities

Net cash used by financing activities is $900 for the six months ended June 30, 2021, a decrease of $2,482 as compared to the six months ended June 30, 2020. The decrease is because in 2020 the Company was provided $8,597 in proceeds from a convertible debt issuance.  This was partially offset by $2,978 in proceeds from the exercise of warrants and stock options in 2021. In 2020 there was also an additional $3,591 in repayments of convertible debt and notes payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses listed above under “Material Weakness in Internal Control”.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 4, 2019, counsel for Limevee, LLC sent a letter to our wholly owned subsidiary Pure Ratios Holdings, Inc. (successor of International Bioceutical Company) regarding allegations of breach of contract involving a Consulting Services Agreement between Limevee and International Bioceutical Company. Limevee, LLC alleges that $79,000 plus additional damages are owed, which would be determined following an accounting of sales in November and December 2019. Limevee, LLC's counsel sent an additional letter on February 18, 2020. As of August 16, 2021, no lawsuit has been filed.

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

The Company’s operating tenant in Tumwater, Washington, NWCS, received administrative violation notices in which the Washington State Liquor and Cannabis Board (“WSLCB”) charged that it had violated certain regulations. On February 10, 2020, NWCS received a settlement proposal from the WSLCB. the terms of the proposed settlement required NWCS to pay a $100,000 fine and required the current sole member of NWCS to dispose of his interest in NWCS to an arms-length party who would operate the business under the same license. In effect there would need to be a change of ownership of the corporation’s current tenant. The settlement was never approved and the parties are scheduled to have the matter heard before an administrative law judge on June 6, 2022. In the event the WSLCB is successful in the case, the current producer and processor licenses of the Company’s tenant will be cancelled and the Company will have to find a new license holder (tenant) to operate in the facility under a similar lease, management and IP structure. While there is no certainty that the corporation will be able to replace NWCS as a tenant, there is an expectation that it will be able to do so with limited disruption to revenue derived from the turn-key facility.

On August 5, 2019, Richard Hernandez and Commerce Citizens Against Marijuana Corruption (the “Complainants”) filed a complaint (Superior Court of California Case No. 19ST-CV-27029) and writ of mandamus against the City of Commerce, California and certain of its officials alleging procedural errors committed by the City in relation to certain development agreements granted to 22 cannabis operators allowing such operators to operate various cannabis businesses in the City of Commerce. Cannex Holdings (California), Inc., a wholly owned subsidiary of the Company, is one such operator that was named as a Real Party in Interest in the case. and as such, has engaged counsel to defend its interests relating to the claims brought against the City of Commerce, California.  On April 15, 2021, the court in the matter ruled on a demurrer where certain of the Complainants’ claims were dismissed.  Additionally, a writ of mandamus hearing (subject to an application for continuance being sought on August 17, 2021) is scheduled for September 30, 2021. If the Complainants’ remaining claims are upheld (including through appeals), the City of Commerce may be required to reissue the "ordinances", "Development Agreements" or other applicable license rights to the current license holders. While the City of Commerce has stated in no uncertain terms that it would act immediately to ensure/restore fully licensed status of any of the affected operators, there can be no assurances that such relicensing will be successful or if successful will not result in a significant disruption of operations for the operators.

On July 19, 2019, Superior Gardens LLC (d/b/a Northwest Cannabis Solutions) (“NWCS”), which among other things, is an operating tenant that leases a facility from the Company in Tumwater, Washington, received administrative violation notices in which the Washington State Liquor and Cannabis Board (“WSLCB”) charged that NWCS had violated certain regulations. The sole owner of NWCS was a related party of Cannex. However, upon the Company’s acquisition of Cannex on July 31, 2019, management determined the sole owner no longer had significant influence in the Company thus removing consideration of NWCS as a related party.

On February 10, 2020, NWCS received a settlement proposal from the WSLCB. the terms of the proposed settlement required NWCS to pay a $100,000 fine and required the current sole member of NWCS to dispose of his interest in NWCS to an arms-length party who would operate the business under the same license. In effect there would need to be a change of ownership of the corporation’s current tenant. The settlement was never approved and the parties are scheduled to have the matter heard before an administrative law judge on June 6, 2022. In the event the WSLCB is successful in the case, the current producer and processor licenses of NWCS will be cancelled and the Company will have to find a new license holder (tenant) to operate in the facility under a similar lease, management and IP structure. While there is no certainty that the Company will be able to replace NWCS as a tenant, there is an expectation that it will be able to do so with limited disruption to revenue derived from the turn-key facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any shares of its unregistered securities during the three months ended June 30, 2021.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

4Front Ventures Corp.

Date: August 16, 2021	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Andrew Thut
Andrew Thut
Chief Investment Officer and Interim Chief Financial Officer
(Principal Financial Officer)