Form 10-Q
period 2021-09-30
4Front Ventures Corp.
filed 2021-11-18
CIK 1783875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 17, 2021, the registrant had 592,849,796 Class A subordinate voting shares outstanding.

4FRONT VENTURES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Balance Sheets (unaudited)

As of September 30, 2021 and December 31, 2020

Amounts expressed in thousands of U.S. dollars except for share and per share data

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$8,477	$18,932
Accounts receivable	1,152	437
Other receivables	481	1,341
Current portion of lease receivables	3,585	3,450
Inventory	27,006	18,037
Current portion of notes receivable	172	264
Prepaid expenses	2,394	2,275
Total current assets	43,267	44,736
Property and equipment, net	45,580	33,618
Notes receivable and accrued interest	—	91
Lease receivables	6,973	7,595
Intangible assets, net	26,883	28,790
Goodwill	23,155	23,155
Right-of-use assets	62,084	62,466
Deposits	4,170	4,305
TOTAL ASSETS	$212,112	$204,756

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$4,716	$4,722
Accrued expenses and other current liabilities	7,929	6,427
Taxes payable	21,534	11,502
Derivative liability	3,878	5,807
Current portion of convertible notes	2,858	1,652
Current portion of lease liability	1,774	1,909
Current portion of contingent consideration payable	3,316	2,393
Current portion of notes payable and accrued interest	3,959	3,372
Total current liabilities	49,964	37,784
Convertible notes	—	14,722
Notes payable and accrued interest from related party	47,588	45,362
Long term notes payable	1,812	1,907
Long term accounts payable	1,600	1,600
Contingent consideration payable	—	3,103
Deferred tax liability	7,162	6,530
Lease liability	52,407	51,545
TOTAL LIABILITIES	160,533	162,553
SHAREHOLDERS' EQUITY
Equity attributable to 4Front Ventures Corp.	273,877	250,583
Additional paid-in capital	50,094	42,116
Deficit	(272,459)	(250,548)
Total 4Front Ventures Corp. shareholders' equity	51,512	42,151
Non-controlling interest	67	52
TOTAL SHAREHOLDERS' EQUITY	51,579	42,203
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$212,112	$204,756

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Revenue from sale of goods	$23,126	$12,410	$67,658	$32,132
Real estate income	2,815	2,883	8,374	8,514
Total revenues	25,941	15,293	76,032	40,646
Cost of goods sold	(10,269)	(6,061)	(30,210)	(18,756)
Gross profit	15,672	9,232	45,822	21,890
OPERATING EXPENSES
Selling and marketing expenses	5,992	4,125	17,863	16,429
General and administrative expenses	7,170	3,855	17,418	12,036
Equity based compensation	2,603	1,517	7,978	3,792
Depreciation and amortization	831	780	2,466	2,668
Total operating expenses	16,596	10,277	45,725	34,925
Income (loss) from operations	(924)	(1,045)	97	(13,035)
Other income (expense)
Interest income	2	7	13	71
Interest expense	(2,532)	(4,678)	(7,894)	(11,691)
Amortization of loan discount upon conversion of debt to equity	—	—	(2,915)	—
Change in fair value of derivative liability	3,345	—	502	—
Loss on lease termination	—	(518)	(1,210)	—
Other income	56	8	56	2,727
Total other income (expense)	871	(5,181)	(11,448)	(9,411)
Net loss before income taxes	(53)	(6,226)	(11,351)	(22,446)
Income tax expense	(4,541)	(2,504)	(10,545)	(5,427)
Net loss from continuing operations, net of taxes	(4,594)	(8,730)	(21,896)	(27,873)
Net income from discontinued operations, net of taxes	—	4,761	—	15,473
Net loss	(4,594)	(3,969)	(21,896)	(12,400)
Net (income) loss attributable to non-controlling interest	5	67	15	41
Net loss attributable to shareholders	$(4,599)	$(4,036)	$(21,911)	$(12,441)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	592,631,092	503,793,796	590,084,188	517,323,350

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Share Capital		Additional Paid-In		Total 4Front Ventures Corp. Shareholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, December 31, 2019	531,522,819	$252,656	$25,618	$(203,497)	$74,777	$(17)	$74,760
Conversion option and warrants with notes transferred to equity	—	—	411	—	411	—	411
Shares issued for Pure Ratios earnout	223,145	94	—	—	94	—	94
Share-based compensation	—	—	3,792	—	3,792	—	3,792
Exchange of stock for convertible swap notes	(29,775,670)	(13,661)	—	—	(13,661)	—	(13,661)
Conversion of notes to equity	—	—	2,887	—	2,887	—	2,887
Shares issued with exercise of warrants and options	3,616,834	1,273			1,273		1,273
Purchase of non-controlling interests in Maryland entities	—	—	—	—	—	254	254
Net loss	—	—	—	(12,441)	(12,441)	41	(12,400)
Balance, September 30, 2020	505,587,128	$240,362	$32,708	$(215,938)	$57,132	$278	$57,410

	Share Capital		Additional Paid-In		Total 4Front Ventures Corp. Shareholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, December 31, 2020	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203
Shares issued for Pure Ratios earnout	473,491	161	—	—	161	—	161
Shares issued for Om of Medicine earnout	535,018	722	—	—	722	—	722
Share-based compensation	—	—	7,978	—	7,978	—	7,978
Conversion of notes to equity	49,042,797	17,719	—	—	17,719	—	17,719
Shares issued with exercise of stock options	2,032,983	1,316	—	—	1,316	—	1,316
Shares issued with exercise of warrants	2,993,227	3,376	—	—	3,376	—	3,376
Return of treasury shares	(8,320)	—	—	—	—	—	—
Net loss	—	—	—	(21,911)	(21,911)	15	(21,896)
Balance, September 30, 2021	593,920,448	$273,877	$50,094	$(272,459)	$51,512	$67	$51,579

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Condensed Consolidated Interim Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2021 and 2020

Amounts expressed in thousands of United States dollars except share and per share data

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(21,896)	$(12,400)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,668	7,148
Equity based compensation	7,978	3,792
Change in fair value of derivative liability	(502)	—
Accretion of lease liability	726	384
Accretion of lease receivable	487	(213)
Accretion of convertible debenture and interest	4,121	(605)
Write-off of fixed asset from terminated lease	1,210	—
Accretion of contingent consideration	228	508
Amortization of loan discount	—	321
Loss on investment	—	581
Gain on restructuring note payable	—	(281)
Deferred taxes	632	—
Accrued interest on notes payable	4,783	4,175
Changes in operating assets and liabilities	2,533	(2,588)
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATING ACTIVITIES	3,968	822
Net cash provided by discontinued operation activities	—	12,888
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,968	13,710
CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable repayments	183	518
Issuance of notes receivable, net of repayments	—	(2,096)
Sale of dispensary and interests in cannabis licenses	1,093	—
Long term deposits	—	3,103
Purchases of property and equipment	(14,021)	(12,528)
NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	(12,745)	(11,003)
Net cash used in discontinued investing activities	—	(14)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,745)	(11,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(1,204)	(750)
Issuance of notes payable	—	1,276
Issuance of convertible notes	—	10,937
Proceeds from the exercise of warrants	1,664	—
Proceeds from the exercise of stock options	1,315	—
Repayment of convertible debt	—	(13,798)
Repayment of notes payable	(3,453)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,678)	(2,335)
NET INCREASE (DECREASE) IN CASH	(10,455)	358
CASH, BEGINNING OF PERIOD	18,932	8,141
CASH, END OF PERIOD	8,477	$8,499

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

1.	NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the Business Corporations Act (British Columbia). On July 31, 2019, 4Front Holdings LLC (“Holdings”) completed a Reverse Takeover Transaction (“RTO”) with Cannex Capital Holdings, Inc. (“Cannex”) whereby Holdings acquired Cannex, for accounting purposes, and the shareholders of Holdings became the controlling shareholders of the Company. The subordinate voting shares of the Company are listed on the Canadian Securities Exchange (“CSE”) under the ticker “FFNT” and are quoted on OTC Market Group Inc.’s OTCQX Best Market under the symbol “FFNTF.”

The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of September 30, 2021, the Company operates five dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. As of September 30, 2021, the Company operates two production facilities in Massachusetts and Illinois and produces the majority of products that are sold at its own Massachusetts and Illinois dispensaries. Also, as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly-owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company in California, that sells non-THC products throughout the United States.

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Recent Developments – COVID-19”.

The corporate office address of the Company is 5060 North 40th Street, Suite 120, Phoenix, Arizona, and the registered office is 550 Burrard Street, Suite 2900, Vancouver, British Columbia. Our telephone number is (602) 633-3067 and our website is accessible at https://4frontventures.com.
2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations.

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

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the Company’s 2020 Annual Report on Form 10-K.

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

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

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

Recently Adopted

(i)

Effective January 1, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes." This ASU is intended to simplify various aspects of accounting for income taxes by eliminating certain exceptions within Accounting Standards Codification (“ASC”) Topic 740, "Income Taxes" and to clarify certain aspects of the current accounting guidance. Adoption of this standard did not materially impact the Company's consolidated financial position, results of operations or cash flows.

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

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

4.	INVENTORY

Inventory consists of the following items:

	September 30, 2021	December 31, 2020
Raw materials – unharvested cannabis	$11,183	$4,907
Work in process – flower and extract	9,103	9,454
Finished goods – cultivation supplies	117	886
Finished goods – packaged products	6,603	2,790
Total inventory	$27,006	$18,037

5.	INTANGIBLE ASSETS AND GOODWILL

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

	Licenses	Customer Relationships	Non- Competition Agreements	Trademarks	Know- How	Total
Balance, December 31, 2019	$20,146	$2,247	$137	$3,725	$8,892	$35,147
Amortization expense	—	(579)	(94)	(377)	(1,959)	(3,009)
Impairment	—	—	—	(3,348)	—	(3,348)
Balance, December 31, 2020	$20,146	$1,668	$43	$—	$6,933	$28,790
Amortization expense	—	(435)	(37)	—	(1,435)	(1,907)
Balance, September 30, 2021	$20,146	$1,233	$6	$—	$5,498	$26,883

(b)Goodwill

A summary of goodwill is as follows:

Balance, December 31, 2019	$40,283
Disposal of PHX/Greens Goddess	(5,134)
Tax adjustment to Goodwill from Cannex acquisition	1,406
Impairment	(13,400)
Balance, December 31, 2020	$23,155
Balance, September 30, 2021	$23,155

(c)Impairment of Intangible Assets and Goodwill

On an annual basis, the Company assesses the Company’s reporting unit’s (“RUs”) for indicators of impairment or when facts or circumstances suggest that it is more likely than not that the carrying amount may exceed fair value.      For the purpose of impairment testing, goodwill is allocated to the Company’s RUs to which it relates.

Goodwill was not tested for impairment during the nine months ended September 30, 2021.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

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

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Balances related to operating leases are included in right-of-use (“ROU”) assets and noncurrent lease liabilities on the consolidated balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Many leases include one or more options to renew the lease at the end of the initial term. The Company considered renewals in its ROU assets and operating lease liabilities. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

Operating lease expense for the three and nine months ended September 30, 2021 and 2020 is $2,009 and $755 respectively and for the nine months ended is $6,877 and $3,057 respectively.

(a)The Company as a Lessee

The following table summarizes the Company’s operating leases:

	Classification - Consolidated Interim Balance Sheets	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$62,084	$62,466
Liabilities
Current
Operating	Current portion of operating lease liabilities	1,774	1,909
Non-Current
Operating	Operating lease liabilities	52,407	51,545
Total lease liabilities		$54,181	$53,454

Maturities of lease liabilities for third-party operating leases as of September 30, 2021 were as follows:

Third-Party Maturities of Lease Liability
2021	$2,245
2022	9,184
2023	9,391
2024	9,605
2025	9,772
Thereafter	132,375
Total minimum lease payments	$172,572

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

The Company has right-of-use assets and lease liabilities for leased real estate for dispensaries, cultivation facilities and office space. The incremental borrowing rate for the Company on January 1, 2020 through September 30, 2021 was between 10.25% and 17%.

(b)The Company as a Lessor:

The Company leases a building in Elma, Washington that is subleased by the Company to a third party. This sublease is classified as a finance lease with a lease receivable balance of $10,558 as of September 30, 2021. This lease generated $2,077 of the $8,374 in real estate income for the nine months ending September 30, 2021.

The Company owned buildings in Olympia, Washington that were leased to a third party. This lease was classified as a finance lease. On December 17, 2020, the Company sold the Olympia building and other assets as part of a sale and leaseback transaction and this lease was cancelled. The Company applied ASC 842 to a new sublease to the same third party and classified the new sublease as an operating lease. The lease receivable was sold to the purchaser of the assets as part of the sale and leaseback transaction. This lease generated $6,297 of the $8,374 in real estate income for the nine months ending September 2021.

The following table summarizes changes in the Company’s lease receivables:

	September 30, 2021	December 31, 2020
Balance, beginning of the year	$11,045	$33,500
Sale of assets in sale leaseback	—	(22,508)
Interest	2,077	11,019
Lease payments received	(2,564)	(10,966)
Balance, end of the period	$10,558	$11,045
Less current portion	(3,585)	(3,450)
Long term lease receivables	$6,973	$7,595

Future minimum lease payments receivable (principal and interest) on the leases is as follows:

As of September 30, 2021
2021	$885
2022	3,630
2023	1,575
2024	—
2025	—
Thereafter	—
Total minimum lease payments	$6,090
Effect of discounting	(1,419)
Present value of minimum lease payments	4,671
Present value of residual of leased property	5,887
Total lease receivable	$10,558
Current portion lease receivable	(3,585)
Long term lease receivable	$6,973

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

7.	NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

	Gotham Green Partners, LLC	LI Lending, LLC	May 2020 Convertible Notes	May 2020 Convertible Notes (Swap)	Other Loans	Total
Balance, December 31, 2019	$35,607	$44,289	$—	$—	$8,093	$87,989
Loans advanced, net	2,810	—	5,827	—	509	9,146
Equity exchanged	—	—	—	13,661	—	13,661
Equity component	(692)	—	(3,982)	—	(1,168)	(5,842)
Accretion income	(643)	—	—	—	—	(643)
Loan payments	(39,855)	(6,840)	—	—	(685)	(47,380)
Gain on extinguishment of debt	(1,218)	—	—	—	—	(1,218)
Converted to equity	—	—	(145)	(1,794)	—	(1,939)
Accrued interest	3,991	7,913	1,155	—	182	13,241
Balance, December 31, 2020	$—	$45,362	$2,855	$11,867	$6,931	$67,015
Loans advanced, net	—	—	—	—	930	930
Equity component	—	—	—	—	—	—
Loan payments	—	(3,096)	—	—	(357)	(3,453)
Converted to equity	—	—	(5,852)	(11,867)	—	(17,719)
Accrued interest	—	5,322	2,997	—	1,125	9,444
Balance, September 30, 2021	$—	$47,588	$—	$—	$8,629	$56,217

	Gotham Green Partners, LLC	LI Lending, LLC	May 2020 Convertible Notes	May 2020 Convertible Notes (Swap)	Other Loans	Total
Balance, December 31, 2020	$—	$45,362	$2,855	$11,867	$6,931	$67,015
Less current portion	—	—	—	—	(5,024)	(5,024)
Long term portion	—	45,362	2,855	11,867	1,907	61,991
Balance, September 30, 2021	$—	$47,588	$—	$—	$8,629	$56,217
Less current portion	—	—	—	—	(6,817)	(6,817)
Long term portion	$—	$47,588	$—	$—	$1,812	$49,400

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

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

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

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50,000.  LI Lending LLC is related because an officer of the Company serves as a principal of LI Lending LLC.  As of September 30, 2021, the Company had drawn $45,000 on the loan in two amounts, an initial $35,000 and a final $10,000, both bearing a 10.25% interest rate, with initial transaction costs of $806.

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

The loan matures on May 10, 2024. An exit fee of 20% of the principal balance will be due as principal is repaid. Monthly interest-only payments are required, and the Company has paid all interest due as of September 30, 2021.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

Other

Outstanding as of September 30, 2021 were other payables totaling $8,629 which include notes issued as part of the acquisition of Healthy Pharms Inc. and Arkansas entities as follows:

Subsidiary	Terms	September 30, 2021	December 31, 2020
Healthy Pharms Inc.	Unsecured convertible note at $0.50 per share, due November 18, 2021 at 12% per annum	$2,858	$1,652
Healthy Pharms Inc.	Unsecured promissory note, due November 18, 2021 at 12% per annum	3,073	2,823
Om of Medicine, LLC	Membership interest purchase agreement contingent payment due December 1, 2021 at 10% per annum	498	—
Arkansas Entities	Unsecured promissory note, monthly interest payments at 14% per annum	1,730	1,907
Equipment Loans	Secured by equipment, monthly payments beginning in 2021 at 15% per annum	367	512
Other	Various	103	37
Total Notes Payable and Convertible Notes		$8,629	$6,931

Future minimum payments on the notes payable and convertible debt are as follows:

September 30, 2021
2021	$6,034
2022	1,730
2023	—
2024	52,915
2025	—
Thereafter	—
Total minimum payments	60,679
Effect of discounting	(4,462)
Present value of minimum payments	56,217
Current portion	(6,817)
Long-term portion	$49,400

8.	SHARE CAPITAL AND EQUITY

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

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

Class C Multiple Voting Shares

Holders of MVS are entitled to 800 votes in respect of each MVS.  MVS   will not be convertible into SVS until prior to the later of the date (i) the aggregate number of SVS and MVS held by the Initial Holders (being the MVS holders on their initial issuance) on are reduced to a number which is less than 50% of the aggregate number of SVS and MVS held by the Initial Holders on the date of completion of the RTO with Cannex, and (ii) 3 years following the date of the business combination with Cannex.

Series	Shares outstanding as of September 30, 2021	As converted to SVS Shares
Class A – Subordinate Voting Shares	592,644,240	592,644,240
Class C – Multiple Voting Shares	1,276,208	1,276,208
	593,920,448	593,920,448

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

On September 30, 2021, the warrants were revalued using the Black Scholes option pricing model, using the following assumptions:  Share Price: C$1.56; Expected Life:  1.15 years, Annualized Volatility: 37.42%; Dividend yield:  0%; Discount Rate:  0.07%; C$ Exchange Rate: 1.27. The increase in the value of the derivative liability is reflected in the statement of comprehensive loss as a $502 gain on the change in fair value of the derivative liability for the nine months ended September 30, 2021.
9.	WARRANTS

As of September 30, 2021, there were share purchase warrants outstanding to purchase up to 39,779,765 SVS:

Series	Number of warrants	Weighted average exercise price
Balance, December 31, 2020	42,772,992	$0.90
Issued	—	—
Exercised	(2,993,227)	0.68
Balance, September 30, 2021	39,779,765	$0.92

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

As of September 30, 2021, the Company has the following warrants outstanding and exercisable.

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

As of September 30, 2021, the Company had the following options outstanding and exercisable on an as-converted basis:

Grant Date	Strike Price in C$	Options Outstanding	Exercisable Options	Life Remaining (years)
July 31, 2019	1.00	7,983,332	7,983,332	1.20
July 31, 2019	1.00	1,166,667	1,166,667	2.01
July 31, 2019	1.50	441,666	441,666	2.70
July 31, 2019	1.50	800,000	333,334	2.72
July 31, 2019	0.10	6,245,840	6,245,840	2.96
August 22, 2019	1.00	6,148,750	1,881,450	2.90
August 22, 2019	0.80	5,748,854	2,814,575	2.90
November 1, 2019	0.80	1,200,000	400,000	3.09
February 3, 2020	0.80	358,332	158,333	3.35
June 8, 2020	0.80	25,000	8,333	3.35
July 31, 2020	0.80	1,200,000	1,200,000	3.84
September 15, 2020	0.86	7,915,860	7,315,860	3.96
October 2, 2020	0.77	3,000,000	1,500,000	4.01
November 24, 2020	0.94	1,775,000	1,775,000	4.15
December 2, 2020	1.11	2,900,000	1,450,000	4.18
December 21, 2020	1.06	1,200,000	—	4.23
March 18, 2021	1.63	6,650,000	2,216,667	4.47
April 2, 2021	1.36	200,000	66,667	4.47
April 21, 2021	1.58	175,000	58,333	4.47
June 23, 2021	1.56	450,000	—	4.73
		55,584,301	37,016,058	3.22

Stock option activity is summarized as follows:

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

	Number of	Weighted Average	Weighted Average
	Options	Price CAD$	Years
Balance, December 31, 2019	40,028,465	0.86	4.12
Granted	19,190,960	0.90	—
Exercised	—	—	—
Forfeited	(8,792,360)	1.04	—
Balance, December 31, 2020	50,427,065	0.84	3.72
Granted	7,875,000	1.63	4.37
Exercised	(2,032,983)	0.93	4.97
Forfeited	(684,781)	1.45	—
Balance, September 30, 2021	55,584,301	0.94	3.22

The Company recognized share-based compensation expense of $2,603 and $1,517 during the third quarter of 2021 and 2020 and $7,978 and $3,792 during the respective year-to-date periods.

In determining the amount of equity-based compensation during the period, the Company used the Black-Scholes option pricing model to establish fair value of options granted during the period with the following key assumption:

September 30, 2021
Risk-Free Interest Rate	0.87% to 0.92%
Expected Life of Options (years)	5.00
Expected Annualized Volatility	86.2% to 93.53%
Expected Dividend Yield	nil

11.	RELATED PARTY TRANSACTIONS

Related party transactions

Roman Tkachenko, a director and Leonid Gontmakher, the Company’s Chief Executive Officer and a director, each hold a 14.28% ownership interest in LI Lending LLC, which extended the Company a real estate improvement/development loan of $50,000 of which $47,588 was outstanding as of September 30, 2021.

Leonid Gontmakher, Chief Executive Officer of the Company, holds an interest in an entity related to iWolf Management, LLC, an online marketing company serving the online CBD market which provided online marketing services during 2020 and 2019 for the Company’s Pure Ratios division. Pure Ratios paid $313 and (2020 – $4,301) for the nine months ended September 30, 2021 to this vendor for management fees, pass through marketing costs and customer service.

Certain subsidiaries which were acquired in the Company’s business combination with Cannex Capital Holdings Inc. have a contractual relationship with a licensed Washington cannabis producer, 7Point Holdings LLC (“7Point”). The sole owner of 7Point, Mr. Gerald Derevyanny, was an executive of the Company during 2019 and the first half of 2020. As a result of his departure on June 30, 2020 from 4Front, 7Point is no longer considered a related party.

7Point and the Company are parties to a commercial sublease expiring May 31, 2023 with one five-year renewal option. The Company recognized as interest revenue for the nine months ended September 30, 2021 is $2,077 (2020 – $2,254) on the lease receivable for this lease.
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

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

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

As part of the acquisition of Om of Medicine, LLC the Company is subject to contingent consideration payable to the original sellers. The fair value    of the contingent consideration, which is based on specific revenue levels achieved over a two year period, is as follows:

Om of Medicine
Balance, December 31, 2020	$5,496
Additions	—
Accretion	228
Payments	(1,201)
Notes issued (see Note 7)	(485)
Shares issued	(722)
Balance, September 30, 2021	$3,316

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

From time to time, the Company may be involved in certain disputes arising in the ordinary course of business. Such disputes, taken in the aggregate, are not expected to have a material adverse effect on the Company. Except as disclosed under the heading “Legal Proceedings” below as of September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
13.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The Company’s financial instruments consist of cash, accounts receivable, other receivables, notes receivable, accounts payable and accrued expenses, contingent consideration payable, notes payable, and derivative liabilities. The carrying values of these financial instruments approximate their fair values as of September 30, 2021 and December 31, 2020.

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

There were no transfers between fair value levels during the nine months ended September 30, 2021 and the year ending December 31, 2020.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

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

The Company maintains cash with federally insured financial institutions. As of September 30, 2021 and December 31, 2020, the Company exceeded federally insured limits by approximately $3,000 and $5,000 respectively. The Company has historically not experienced any losses in such accounts. As of September 30, 2021, the Company held approximately $633 in a Canadian account that is denominated in C$.

As of September 30, 2021, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivables, notes receivable and lease receivables was $12,363.

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

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

14.	SEGMENT INFORMATION

Operating segments are components of the Company that combine similar business activities, with activities grouped to facilitate the evaluation of business units and allocation of resources by the Company’s board and management. As of September 30, 2021, the Company had two reportable segments:

•

THC Cannabis – Production and cultivation of THC cannabis, manufacturing, and distribution of cannabis products to own dispensaries and third-party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

•	CBD Wellness – Pure Ratios which encompasses the production and sale of CBD products to third-party customers

All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

	September 30, 2021	September 30, 2020
Net Revenues
THC Cannabis	$74,073	$34,556
CBD Wellness	1,959	6,090
Corporate	—	—
Total Net Revenues	$76,032	$40,646

Depreciation and Amortization
THC Cannabis	$2,444	$2,343
CBD Wellness	16	325
Corporate	6	—
Total Depreciation and Amortization	$2,466	$2,668

	September 30, 2021	December 31, 2020
Assets
THC Cannabis	$206,131	$186,899
CBD Wellness	1,399	2,198
Corporate	4,582	15,659
Total Assets	$212,112	$204,756

Goodwill assigned to the THC Cannabis segment as of September 30, 2021 and December 31, 2020 was $23,155. Intangible assets, net assigned to the THC Cannabis segment as of September 30, 2021 and December 31, 2020 was $26,883 and $28,790, respectively.

Goodwill and Intangible Assets assigned to the CBD Wellness segment as of September 30, 2021 and December 31, 2020 were $nil.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

15. SUPPLEMENTARY CASH FLOW INFORMATION

Changes in non-cash working capital for nine months ended September 30,

Changes in operating assets and liabilities	2021	2020
Accounts receivable and other receivables	$(663)	$325
Deposits	55	—
Inventory	(8,969)	(5,769)
Prepaid expenses	(118)	530
Accounts payable and other liabilities	2,196	(3,433)
Taxes payable	10,032	5,759
	$2,533	$(2,588)

•	Cash paid for interest in for nine months ended September 30, 2021 and 2020 was $1,751 and $6,260, respectively.
•	Cash paid for income taxes for the nine months ended September 30, 2021 and 2020 was $224 and $1,849, respectively.

16.	INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates:

	For the Nine Months Ended September 30,
	2021	2020
Net loss before income taxes	$(11,351)	$(22,446)
Income tax expense	(10,545)	(5,427)
Effective tax rate	93%	24%

Net loss without discontinued operations before income taxes	$(11,351)	$(6,561)
Income tax expense	(10,545)	(5,839)
Effective tax rate	93%	89%

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

Internal Revenue Code (“IRC”) Section 280E denies, at the U.S. federal level, deductions, and credits attributable to a trade or business trafficking in controlled substances. Because the Company is subject to IRC Section 280E, the Company has computed its U.S. tax based on gross receipts less cost of goods sold. The tax provisions for the nine months ended September 30, 2021 and 2020, have been prepared based on the assumption that cost of goods sold is a valid expense for income tax purposes.

The effective tax rate for the nine months ended September 30, 2021 varies widely from the nine months ended September 30, 2020, primarily due to the increase in non-deductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

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

On March 20, 2020, the Company completed the divestiture of PHX Interactive LLC and Greens Goddess Inc. through a sale to a third party for $6,000 in cash. The Company paid a $348 fee to a lender in exchange for allowing the Company   to sell the dispensary. This fee is recorded as a disposal cost and is netted with gains as part of net income from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. Revenue and expenses, gains or losses relating to the discontinuation of these operations have been eliminated from the profit or loss from th                     e Company’s continuing operations and are shown as part net income from discontinued operations in the condensed consolidated interim statements of operations and comprehensive loss.

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

The entities that were sold during the nine months ended September 30, 2021 and 2020 were part of the THC Cannabis segment (Note 14). Below is a summary of the net income or loss from discontinued operations that is shown as a single line item for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE	$—	$3,061	$—	$12,482
Cost of goods sold	—	(1,950)	—	(8,057)
Gross profit	—	1,111	—	4,425
OPERATING EXPENSES
Selling and marketing expenses	—	892	—	3,899
Depreciation and amortization	—	119	—	472
Gain on sale of subsidiary	—	(4,729)	—	(15,940)
Total operating (income) expenses	—	(3,718)	—	(11,569)
Income from operations	—	4,829	—	15,994
Interest expense	—	(68)	—	(109)
Net income before income taxes	—	4,761	—	15,885
Income tax expense	—	—	—	(412)
Net income after income tax expense	$—	$4,761	$—	$15,473

Cash flows generated by the discontinued operations are reported as a single line item in each section of the condensed consolidated interim statements of cash flows and are summarized as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$—	$12,888
Net cash used in investing activities	—	(14)
Net cash provided by financing activities	—	—
Cash flows from discontinued operations	$—	$12,874

4FRONT VENTURES CORP.

Notes to Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Amounts expressed in thousands of United States dollars unless otherwise stated

18.	SUBSEQUENT EVENTS

(a) Acquisition of New England Cannabis Corporation

On October 6, 2021, the Company has entered into an agreement to acquire 100% interest of New England Cannabis Corporation (“NECC”) for a total consideration of $55 million. The purchase price will be funded through the issuance to the seller of 25 million subordinate voting shares of the Company ("SVS") and $25 million of cash. The cash portion will be funded through proceeds raised from a $15 million convertible notes offering.

•	The convertible notes have a maturity date of 36 months following their date of issuance and bear interest at a rate of 6.0% per annum, payable annually.
•	Investors can elect at any time to convert their outstanding balance into SVS at a conversion price equal to US$1.03.

Subject to receipt of regulatory approval and the satisfaction or waiver of customary closing conditions, the transaction is expected to close in the fourth quarter of 2021.

(b) Commerce, California Manufacturing Commences

The Company was awarded a temporary cannabis business license for its 170,000 Sq. Ft. Cannabis Manufacturing Facility (the “Facility”) in Commerce, California on October 27, 2021. The Facility will manufacture both in-house and partner brands.

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC and on SEDAR, including our Annual Report on Form 10-K, filed with the SEC on April 7, 2021, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements for the three and nine months ended September 30, 2021 and 2020.

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

The Company has two primary operating segments: THC Cannabis and CBD Wellness.  With regard to its THC Cannabis segment, as of September 30, 2021, the Company operated six dispensaries, three in Massachusetts, two in Illinois, and one in Michigan, primarily under the “MISSION” brand name. Also, as of September 30, 2021, the Company operated two production facilities in Massachusetts and one in Illinois.  The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries.  Also, as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.

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

Officer Personnel Changes

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

Final Close on Illinois Cultivation and Production Facility Project

The Company announced on August 5, 2021 the first closing of a multiphase expansion project to build an up to 558,000 sq. ft. cultivation and production facility (the “Facility”) in the Village of Matteson, Illinois, located outside of Chicago. Construction on Phase 1, a 350,000 square foot cultivation and production facility, began in Q3 2021 and is expected to be completed in Q4 2022. The facility is expected to begin operations in Q1 2023. The Company plans to use the Facility to produce the Company's more than 20 in-house brands and 200 products, which will be offered to Illinois customers at an accessible price point at its Mission Dispensaries and partner dispensaries across Illinois.

Massachusetts Brookline Mission Dispensary Grand Opening

On July 15, 2021, the Company received final approval from the Massachusetts Cannabis Control Commission to open the Company’s third adult-use retail dispensary in Massachusetts. Located at 1024 Commonwealth Avenue, Boston, MA, the dispensary held its grand opening on August 21, 2021.

Acquisition of New England Cannabis Corporation

Please see Note 18 of the financial statements for a full description of the Company’s entrance into the NECC Merger Agreement on October 6, 2021, and related transactions.

Commerce Facility

The Company was awarded a temporary cannabis business license for its 170,000 sq. ft. Cannabis Manufacturing Facility (the “Facility”) in Commerce, California on October 27, 2021. The Company intends that the Facility will manufacture both in-house and partner brands, including infused pre-rolls, gummies, hard candies, fruit chews, caramels, mints, soft gel capsules, vapes, tinctures and other manufactured infused products. As of November 17, 2021, the Company has commenced permitted manufacturing activities allowable under the license.

COVID-19

In March 2020, the United States and much of the world began to experience a rapid increase in the number of COVID-19 cases. The emergence of COVID-19, an extremely infectious airborne respiratory virus, caused a significant response on the part of many governments to contain it. The most relevant containment measure for the Company’s business is the implementation of “essential” type business designations and implementation of social distancing protocols. Thus far, the Company’s dispensaries and operations have been allowed to continue operating. Social distancing protocols have been implemented at the Company’s dispensaries which meet or exceed those required by the local jurisdiction. Through the date of this Quarterly Report on Form 10-Q, sales continue to meet or exceed comparable periods prior to March 2020, however there is no guarantee that the Company’s dispensaries/operations will not see future negative effects from COVID-19

.

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

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$25,941	$15,293	$76,032	$40,646
Cost of goods sold	(10,269)	(6,061)	(30,210)	(18,756)
Gross profit	15,672	9,232	45,822	21,890
Total expenses	(20,266)	(17,962)	(67,718)	(49,763)
Net loss from continuing operations	(4,594)	(8,730)	(21,896)	(27,873)
Net income from discontinued operations	—	4,761	—	15,473
Net loss	(4,594)	(3,969)	$(21,896)	$(12,400)
Net income attributable to non-controlling interest	5	67	15	41
Net loss attributable to shareholders	(4,599)	(4,036)	$(21,911)	$(12,441)

	September 30, 2021	December 31, 2020
Total assets	$212,112	$204,756
Total liabilities	160,533	162,553
Total equity	51,579	42,203

Components of Revenue

Revenue

As of September 30, 2021, 4Front owns or manages operations in California, Illinois, Massachusetts, Michigan, and Washington. Since commencing operations 4Front has generated revenue in each state. Adult-use sales began in August 2020 in Georgetown, MA, and in September 2020 in Worcester, MA. The Company opened its Calumet City, IL dispensary in December 2020 and opened its Brookline, MA dispensary under adult-use in August 2021. The additional adult-use sales and the new dispensaries have driven sales higher in 2021. The Company utilizes its cultivation and production techniques developed by Cannex for its Washington state customers to increase the yields and quality of products produced in Illinois and Massachusetts.  The ability to supply the Company’s adult=use dispensaries will ensure that the Company can meet increasing demand. As production increases, the Company will begin to sell excess production in the wholesale market. The Company also sells equipment and supplies to third party cannabis operators and sells non-THC wellness products through its Pure Ratios subsidiary.

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

Selling and marketing expenses generally correlate to revenue. These expenses include labor costs and other selling costs to support the Company’s retail locations. The Company expects selling costs as a percentage of revenue to decrease over time as volumes increase at the Massachusetts and Illinois dispensaries due to adult-use sales and as the Company begins to sell cannabis to the wholesale market.

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

Three-Months Ended September 30, 2021

Revenue from sale of goods

Revenue for the three months ended September 30, 2021 from the Company’s retail and wholesale sales are $23,126, which is an increase of $10,716 or 86% compared to $12,410 for the three months ended September 30, 2020. This increase is primarily due to sales from the Calumet City, IL dispensary that opened in December 2020, sales from the Brookline, MA dispensary that opened in August 2021, and increased sales from the other two Massachusetts dispensaries.

Revenue from the sale of equipment and supplies to third party cannabis operators was $1,260 for the three months ended September 30, 2021 as compared to $1,474 for the three months ended September 2020.  This $214 or 15% decrease is due to normal fluctuation in revenue between quarters and future revenue is expected to remain at 2021 levels.

Revenue from the CBD Wellness segment is $413 for the three months ended September 30, 2021 as compared to $2,631 for the three months ended September 30, 2020. The revenue decrease of $2,218 is largely attributable to changes in marketing strategy prioritizing profitable growth with a focus on achieving positive cash flow.

Real Estate Income

Real estate income for the three months ended September 30, 2021 is $2,815 which is relatively flat from $2,883 for the three months ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold (“COGS”) for the three months ended September 30, 2021 is $10,269, an increase of $4,208 or 69%%, from $6,061 for the same period ended September 30, 2020.  The difference in percentage increases is attributable to the margin benefits of increased sales on internally produced products.

Gross Profit

Gross profit margin for the three months ended September 30, 2021 is 56% compared to 55% for the same period ended 2020. The $6,440 increase in gross profit margin is due to lower COGS from internally produced products.

Total Operating Expenses

Total operating expense for the three months ended September 30, 2021 is $16,596, an increase of $6,319 from $10,277 for the period ended 2020. This increase is primarily due to: $1.9 million greater sales & marketing expenses due to the new dispensaries and increased retail staffing to meet adult-use sales demand; $3.3 million greater general and administrative expenses largely attributable to start-up costs for the opening of the Commerce Facility; $1.1 million greater equity based compensation expense.

Total Other Income (Expense)

Net other income for the three months ended September 30, 2021 increased $6,052 to $871 from a $5,181 net expense in the same period ended 2020. The overall net increase in other income is due to a $3.3 million in change in fair value of derivative liability and $2.1 million lower interest expense after debt was repaid with proceeds from sales leasebacks.

Net Income (Loss) Before Income Taxes

Net loss before taxes and non-controlling interest for the three months ended September 30, 2021 is $53, which is a $6,173 decrease compared to the $6,226 net loss before income taxes for the three months ended September 30, 2020 due the reasons explained above.

Nine-Months Ended September 30, 2021

Revenue from sale of goods

Revenue for the nine months ended September 30, 2021 from the Company’s retail and wholesale sales increased $35,526 or 111% to $67,658 compared to $32,132 for the three months ended September 30, 2020. This increase is primarily due to sales from the Calumet City, IL dispensary that opened in December 2020, sales from the Brookline, MA dispensary that opened in August 2021, and higher sales across other dispensaries with Michigan and Massachusetts dispensaries benefitting from a full nine months of adult-use sales in 2021.

Revenue from the sale of equipment and supplies to third party cannabis operators was $3,628 for the nine months ended September 30, 2021 as compared to $3,238 for the nine months ended September 2020.  This $390 or 12% increase is due to normal fluctuation in revenue between periods and future revenue is expected to remain at 2021 levels.

Revenue from the CBD Wellness segment is $1,959 for the nine months ended September 30, 2021 as compared to $6,090 for the similar period ended 2020. This revenue decrease of $4,130 or 68% largely attributable to changes in marketing strategy prioritizing profitable growth with a focus on achieving positive cash flow.

Real Estate Income

Real estate income for the nine months ended September 30, 2021 is $8,374, which is relatively flat from $8,514 recognized during the similar period ended September 30, 2020.

Cost of Goods Sold

COGS for the nine months ended September 30, 2021 is $30,210, an increase of $11,454 or 61%, from $18,756 for the period ended September 30, 2020.  The favorable percentage increase as compared to 111%% in revenue growth was due to the margin benefits from increased sales of internally produced products.

Gross Profit

Gross profit margin for the nine months ended September 30, 2021 is 51% compared to 42% for the period ended 2020. The increase in gross profit margin is due to lower COGS from internally developed products.

Total Operating Expenses

Total operating expense for the nine months ended September 30, 2021 is $45,725, an increase of $10,800 from $34,925 for the period ended 2020. This increase is primarily due to $4.1 million greater equity based compensation, $5.4 million greater general and administrative expense, and $1.7 million greater selling and marketing expense.

Total Other Income (Expense)

Net other expense for the nine months ended September 30, 2021 increased $2,037 to $11,448 from $9,411 in the similar period ended 2020. The overall net increase in other expense for the period is due to $2.9 million in change in fair value of derivative liability and $2.7 million from the settlement of a business dispute in 2020, offset by a decrease in interest expense of $3.8 million due refinancing via sales leaseback transactions.

Net Income (Loss) Before Income Taxes

Net loss before taxes and non-controlling interest for the nine months ended September 30, 2021 is $11,351 compared to $22,446 for the similar period ended 2020, an improvement of $19,073. due the reasons explained above.

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

Adjusted EBITDA

Adjusted EBITDA is defined by the Company as earnings before interest, taxes, depreciation and amortization, share-based compensation expense, other non-cash expenses, and one-time charges related to acquisition costs, financing related costs, extraordinary pre-opening expenses and non-recurring expenses. 4Front considers these measures to be an important indicator of the financial strength and performance of its business. The following table reconciles Pro Forma Adjusted EBITDA to its closest GAAP measure.

	Nine Months Ended September 30,
	2021	2020
Net Loss from Continuing Operations (GAAP)	$(21,896)	$(27,873)
Interest income	(13)	(71)
Interest expense	7,894	11,691
Amortization of loan discount upon conversion of debt to equity	2,915	—
Income tax expense	10,545	5,427
Depreciation and amortization	3,667	7,148
Accretion	—	(274)
Equity based compensation	7,978	3,792
Change in value of derivative liability	(502)	—
Non-cash lease expense	2,203	—
Loss on lease termination	1,210	1,210
Commerce facility pre-opening expense	2,035	—
Legal settlements and other fair value adjustements	—	(2,209)
Acquisition, transaction, and other one-time costs	4,854	1,974
Adjusted EBITDA (Non-GAAP)	$20,891	$815

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, the Company had total current liabilities of $45,923 and $37,784, respectively and current assets of $43,267 and $44,736, respectively to meet its current obligations. As of September 30, 2021, the Company’s working capital is $(6,697), a $13,649 decrease as compared to December 31, 2020, driven primarily by construction costs to complete the Commerce facility.

Specific factors affecting the Company’s liquidity are:

•	A loan due to LI Lending, LLC (see Note 11 of the Financial Statements entitled Related Party Transactions) with a balance of $47,588 at September 30, 2021 is due in May 2024.

The Company is generating cash from retail sales and the opening of the Commerce facility is expected to generate additional cash to meet the needs of the Company. The Company may raise capital through equity offerings or the issuance of convertible debt to meet future capital requirements.

Cash Flows

Cash Flow from Operating Activities

Net cash provided in continued operating activities is $3,968 for the nine months ended September 30, 2021, an increase of $3,146 as compared to the nine months ended September 30, 2020. The increase is due to higher sales at the Company’s dispensaries, corporate cost reductions, and improved sell-through in vertically-integrated locations.

Cash Flow from Investing Activities

Net cash used in continued investing activities is $(12,745) for the nine months ended September 30, 2021, an increase of $1,742 as compared to the nine months ended September 30, 2020. The increase is primarily due to additional purchases of property and equipment during the nine months ended September 30, 2021, as compared to the same period in the prior year.

Cash Flow from Financing Activities

Net cash used by financing activities is $1,678 for the nine months ended September 30, 2021, a decrease of $657 as compared to the nine months ended September 30, 2020. The decrease is primarily attributed to decreases in equity issuance in the period as compared to the same period in the prior year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our CEO and CFO. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses listed above under “Material Weakness in Internal Control”.

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

On August 5, 2019, Richard Hernandez and Commerce Citizens Against Marijuana Corruption (the “Complainants”) filed a complaint (Superior Court of California Case No. 19ST-CV-27029) and writ of mandamus against the City of Commerce, California and certain of its officials alleging procedural errors committed by the City in relation to certain development agreements granted to 22 cannabis operators allowing such operators to operate various cannabis businesses in the City of Commerce. Cannex Holdings (California), Inc., a wholly owned subsidiary of the Company, is one such operator that was named as a Real Party in Interest in the case, and as such, engaged counsel to defend its interests relating to the claims brought against the City of Commerce, California.  On April 15, 2021, the court in the matter ruled on a demurrer where certain of the Complainants’ claims were dismissed.  Additionally, a writ of mandamus hearing (subject to an application for continuance being sought on August 17, 2021) was scheduled for September 30, 2021. If the Complainants’ remaining claims were upheld (including through appeals), the City of Commerce could have been required to reissue the “ordinances”, “Development Agreements” or other applicable license rights to the current license holders. While the City of Commerce stated in no uncertain terms that it would act immediately to ensure/restore fully licensed status of any of the affected operators, there could be no assurances that such relicensing would be successful or if successful would not result in a significant disruption of operations for the operators.  As a result, the Company entered into a confidential settlement with Complainants on or around September 22, 2021 and the matter was dismissed with prejudice as to the Company.

On July 19, 2019, Superior Gardens LLC (d/b/a Northwest Cannabis Solutions) (“NWCS”), which among other things, is an operating tenant that leases a facility from the Company in Tumwater, Washington, received administrative violation notices (“AVNs”) in which the Washington State Liquor and Cannabis Board (“WSLCB”) charged that NWCS had violated certain regulations. The sole owner of NWCS was a related party of Cannex. However, upon the Company’s acquisition of Cannex on July 31, 2019, management determined the sole owner no longer had significant influence in the Company thus removing consideration of NWCS as a related party.

On March 31, 2021, NWCS brought a declaratory action against the WSLCB in Thurston County Superior Court asserting that the reduction in WSLCB penalties brought about by enforcement reform legislation passed in Washington State in 2019 should apply to NWCS’s pending AVNs. On October 5, 2021, the court agreed and issued an order enjoining the WSLCB from seeking penalties beyond the current penalty table. On November 2, 2021, the parties reached settlement wherein NWCS would pay the WSLCB $6,250 in penalties, in line with the current penalty table. The settlement was approved by the WSLCB, and the amount has been paid, resolving all outstanding AVNs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered equity securities during the three and nine months ended September 30, 2021.

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

4Front Ventures Corp.

Date: November 17, 2021	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 17, 2021	By:	/s/ Andrew Thut
Andrew Thut
Chief Investment Officer and Interim Chief Financial Officer
(Principal Financial Officer)