Form 10-K
period 2021-12-31
4Front Ventures Corp.
filed 2022-04-18
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number 000-56075

4Front Ventures Corp.
(Exact name of registrant as specified in its charter)

Oregon	26-1449404
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5060 N. 40th Street
Suite 120
Phoenix, Arizona 85018
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (602) 633-3067
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Subordinate Voting Shares, no par value	FFNTF FFNT	OTCQX CSE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes
☒
    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by multiplying the Company’s as-converted basic shares by the closing share price, as of the last business day of the registrant’s most recently completed fiscal year: $598,834,450 as of December 31, 2021.
As of April 11, 2022, there were
627,826,303 shares of the registrant’s Class A subordinate voting shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm ID: 731	Auditor Name: Davidson & Company LLP	Auditor Location: Vancouver, British Columbia, Canada

4Front Ventures Corp.
FORM 10-K
For the Annual Period Ended December 31, 2021

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
Other Pertinent Information
As of April 11, 2022, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (“SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS. Holders of SVS are entitled to one vote in respect of each SVS. Holders of MVS are entitled to 800 votes in respect of each MVS and have certain conversion rights as further described in Note 13 of the Company’s Consolidated Financial Statements.
As of April 11, 2022, 627,826,303 SVS, and 1,276,208 MVS were issued and outstanding.
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

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the United States and Canadian securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this report include, but are not limited to, statements about:

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
4Front Ventures Corp. (“4Front” or the “Company”) is a multi-state cannabis operator and retailer, with a market advantage in mass-produced, low-cost quality branded cannabis products. The Company manufactures and distributes a portfolio of over 25 cannabis brands including Marmas, Crystal Clear, Funky Monkey, Pebbles, and the Pure Ratios wellness collection, distributed through retail outlets, as well as the Company’s chain of branded dispensaries. From plant genetics to the cannabis retail experience, 4Front’s team applies expertise across the entire cannabis value chain.
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
The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of December 31, 2021, the Company operated six dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. Also, as of December 31, 2021, the Company operated two production facilities in Massachusetts and one in Illinois. The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries. Also as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington. The Company also operates age-gated online educational platforms for THC Cannabis patients and customers.
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
Recent Developments
Acquisition of New England Cannabis Corporation
Please see Note 24 of the financial statements for a full description of the Company’s entrance into the NECC Merger Agreement on October 6, 2021, and related transactions.
Interim Chief Financial Officer
Effective July 15, 2021, the Company’s board of directors appointed Andrew Thut as the Company’s Interim Chief Financial Officer while the Company continues its search for a permanent Chief Financial Officer. Mr. Thut joined the Company in October 2014 as its Chief Investment Officer and will continue to serve as Chief Investment Officer during his tenure as Interim Chief Financial Officer of the Company. The Company’s search for a permanent Chief Financial Officer was on-going as of the date of this Annual Report on Form 10-K.
COVID-19 Pandemic
In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. The emergence of COVID-19, an extremely infectious airborne respiratory virus, caused a significant response on the part of many governments to contain it.
The full extent of the COVID-19 pandemic impact continues to depend on future developments that remain highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the identification and spread of COVID-19 variants such as the Delta and the Omicron variants, the distribution of vaccines, the acceptance of vaccines and the implementation of vaccine mandates, and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our business, results of operations, financial condition, and importantly the health and safety of our workforce. Given the continued volatility of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 pandemic may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections attributable to the Omicron variant, combined with the seasonal flu. As such, we are unable to reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.

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

Business
As of December 31, 2021, the Company had two business segments:

•
THC Cannabis
– Production and cultivation of THC cannabis, manufacturing and distribution of cannabis products to own dispensaries and third party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

•	CBD Wellness – Pure Ratios which encompasses the production and sale of CBD products to third-party customers
THC Cannabis - Retail
As part of its THC Cannabis segment, the Company owns and operates three dispensaries in Massachusetts, and two dispensaries in Illinois and one dispensary in Michigan. The Company leases the real estate in connection with the Worcester, Massachusetts property, the Calumet City dispensary and the Om of Medicine LLC (“Om”) dispensary in Michigan and owns the real estate in connection with Mission South Shore and Georgetown Mission facilities. The Company also completed the sale and leaseback of the Company’s cultivation and production facilities in Tumwater, Washington and Georgetown, Massachusetts.
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
The Company sells cannabis packaged goods in accordance with applicable state law and regulation, generally through retail dispensaries (i.e. in store). However, due to the COVID-19 pandemic, the Company has expanded its services in certain markets to accommodate online ordering, curbside pickup and delivery where such activities are permitted by applicable state law and regulation.

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
THC Cannabis - Production
Also as part of its THC Cannabis segment, the Company operates two production facilities in Massachusetts, one in Illinois, and one in California.
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
CBD Wellness
The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios. Pure Ratios is a cannabidiol (“CBD”) products company in California that sells a variety of CBD products, both directly to consumer, business to business, and through third party fulfilment vendors. The products include CBD patches, salves, roll-ons, and tablets containing CBD with apoptogenic mushroom ingredients. Pure Ratios produces certain base ingredients, such as the CBD plus proprietary ingredient mixtures which are then injected into the finished patches by contract manufacturers. The Company also sells its Pure Ratios branded products through its CBD e-commerce platform www.pureratios.com. The content of such websites is not deemed to be incorporated by reference in this report or filed with the SEC.
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
Corporate Structure
4Front Ventures Corp. is a corporation existing under the provisions of the Business Corporations Act (British Columbia). The Company currently owns or manages licensed cannabis facilities in state-licensed markets in the United States. On July 31, 2019, 4Front Holdings LLC (
“Holdings”
) and Cannex Capital Holdings Inc. (
“Cannex”
) completed a business combination which resulted in the business of each of Holdings and Cannex becoming the business of the Company (the
“Business Combination”
).
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

Holding Entity	% Owned	State	License Number	Expiry Date	Description
Healthy Pharms Inc.	100%	MA	RMD285 RMD285 RMD285 MC281631 MP281450 MR281754	June 27, 2022 June 27, 2022 June 27, 2022 March 12, 2023 March 12, 2023 March 11, 2023
Medical Cultivation
Medical Production
Medical Dispensary
Adult Use Cultivation (renewal application under review; in good standing)
Adult Use Production (renewal application under review; in good standing)
Adult Use Dispensary (renewal application under review; in good standing)

Mission MA, Inc.	100%	MA	MTC1125 MTC1125 MTC1125 MC281288 MP281312 MR282028	September 17, 2022 September 17, 2022 September 17, 2022 August 24, 2022 August 24, 2022 August 24, 2022	Medical Cultivation Medical Production Medical Dispensary Adult Use Cultivation Adult Use Production Adult Use Dispensary

New England Cannabis Corporation, Inc.	100%	MA	MC281251 MP281466	November 20, 2022 November 20, 2022	Adult Use Cultivation Adult Use Production

MMA Capital, LLC	95%	MA	N/A	N/A	Finance Company

4Front California Capital Holdings, Inc. (formerly known as Cannex Holdings (California), Inc.	100%	CA	CDPH-10002723 C11-0000825-LIC	April 23, 2022 July 16, 2022	Medical and Adult Use Production (renewal application under review; in good standing) Medical and Adult Use Distribution

Harborside Illinois Grown Medicine, Inc.	100%	IL	280.00005 3 284.000027-AUDO 284.000075-AUDO	June 8, 2022 March 31, 2024 March 31, 2024	Medical Dispensary Adult Use Dispensary Adult Use Dispensary

IL Grown Medicine, LLC	100%	IL	1504160768 1504160768-AU 1504160768-TR	April 16, 2023 March 31, 2023 July 14, 2022	Medical Cultivation and Production Adult Use Cultivation and Production Medical and Adult Use Transporter

Om of Medicine, LLC	100%	MI	PC-000123 AU-R-000133	September 10, 2022 December 17, 2022	Medical Dispensary Adult Use Dispensary

Real Estate Properties, LLC	100%	WA	N/A	N/A	Real Estate Holding

Ag-Grow Imports, LLC	100%	WA	N/A	N/A	Importer of Equipment

Brightleaf Development, LLC	100%	WA	N/A	N/A	Holding Company

Fuller Hill Development Co, LLC	100%	WA	N/A	N/A	Real Estate Holding

Pure Ratios Holdings, Inc.	100%	DE	N/A	N/A	Online CBD Retail

4Front US Holdings, Inc.	100%	DE	N/A	N/A	Holding Company

4Front Holdings, LLC	100%	DE	N/A	N/A	Holding Company

Mission Partners IP, LLC	100%	DE	N/A	N/A	IP Holding Company

Mission Partners USA, LLC	100%	DE	N/A	N/A	Investment Company

Linchpin Investors, LLC	100%	DE	N/A	N/A	Finance Company

4Front Advisors, LLC	100%	AZ	N/A	N/A	Consulting Company

4Front Nevada Corp.	100%	NV	N/A	N/A	Holding Company
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

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Cross Reference
All issuers with U.S. Marijuana-Related Activities	Describe the nature of the Corporation’s involvement in the U.S. marijuana industry and include the disclosures indicated for at least one of the direct, indirect and ancillary industry involvement types noted in this table.	• Item 1. Business – Description of the U.S. Legal Cannabis Industry
	Prominently state that marijuana is illegal under U.S. federal law and that enforcement of relevant laws is a significant risk.	• Item 1. Business - Description of the U.S. Legal Cannabis Industry – Legal and Regulatory Matters

Discuss any statements and other available guidance made by federal authorities or prosecutors regarding the risk of enforcement action in any jurisdiction where the Corporation conducts U.S. marijuana-related activities.
• Item 1. Business - Description of the U.S. Legal Cannabis Industry – Legal and Regulatory Matters

Outline related risks including, among others, the risk that third-party service providers could suspend or withdraw services and the risk that regulatory bodies could impose certain restrictions on the Corporation’s ability to operate in the U.S.
• Item 1. Business - Description of the U.S. Legal Cannabis Industry – Legal and Regulatory Matters

Given the illegality of marijuana under U.S. federal law, discuss the Corporation’s ability to access both public and private capital and indicate what financing options are/are not available in order to support continuing operations.
• Item 1. Business - Description of the U.S. Legal Cannabis Industry – Legal and Regulatory Matters
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
• Item 1. Business – Description of the U.S. Legal Cannabis Industry and - Compliance

U.S. Marijuana Issuers with direct involvement in cultivation or distribution	Outline the regulations for U.S. states in which the Corporation operates and confirm how the Corporation complies with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.	• Item 1. Business – Description of the U.S. Legal Cannabis Industry - The Regulatory Landscape on a U.S. State Level

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
• Item 1. Business - Compliance
U.S. Marijuana Issuers with indirect involvement in cultivation or distribution	Outline the regulations for U.S. states in which the Corporation’s investee(s) operate.	• Not applicable

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
• Not applicable
U.S. Marijuana Issuers with material ancillary involvement

Provide reasonable assurance, through either positive or negative statements, that the applicable customer’s or investee’s business is in compliance with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.
• Item 1. Business - Description of the U.S. Legal Cannabis Industry - The Regulatory Landscape on a U.S. State Level and Compliance
As of the date hereof, 100% of the Company’s business is derived from direct or ancillary U.S. Cannabis-related activities. The following chart sets out, the U.S. state(s) in which the Company and its subsidiaries operates in, as more specifically described below.

State	Primary Cannabis Regulator(s)	Direct, Indirect, or Ancillary Involvement in the U.S. Cannabis Industry (1)	Currently Operational?	Brief Description of
IL	Dispensary: Illinois Department of Public Health Cultivation: Illinois Department of Agriculture	Direct	Yes	Beneficial owner of 1 dispensary license (allowing for the operation of 2 dispensaries) and 1 cultivation/production license
MA	Massachusetts Cannabis Control Commission	Direct	Yes	Owner of 3 medical treatment center licenses for retail, cultivation and processing (2 operating), 2 adult use retail licenses, and 2 adult use cultivation and processing licenses.
MI	Michigan Department of Licensing and Regulatory Affairs	Direct	Yes	Owner of 1 Medical Provisioning Center license and 1 Adult-Use dispensary license.

CA	Manufacturing: California Department of Public Health Distribution: California Department of Consumer Affairs, Bureau of Cannabis Control	Direct and Ancillary	Yes	Direct: The Company owns a subsidiary that holds a local marijuana business permit from the City of Commerce, California, a provisional license from the California Bureau of Cannabis Control, and an annual license from the California Department of Public Health, Manufactured Cannabis Safety Branch, allowing adult-use and medicinal commercial cannabis manufacturing (volatile extraction) and distribution. Ancillary: The Company’s subsidiary, Pure Ratios Holdings Inc., is engaged in the sale of hemp products, and also the licensing of certain intellectual property to entities which are directly involved in various state cannabis operations.
WA	Washington State Liquor and Cannabis Board	Ancillary	Yes	Landlord and packaging supplier to cultivation and production licensees.
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
Given the illegality of marijuana under U.S. federal law, the Company’s access to capital could be negatively affected by public and/or private capital not being available to support continuing operations. At present, management believes that both private and public capital are available to the Company on terms acceptable to the Company, but management also believes that this capital availability could change without notice, requiring the Company to operate solely on internally generated funds. In the event that the Company has insufficient internally generated funds the Company could fail and you could lose all of your investment. Management is not currently aware of any specific U.S. federal or state initiatives that would lessen the Company’s capital access.
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
On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019. On July 30, 2020, the House passed an amendment, included in a Commerce, Justice, Science (CJS) Appropriations bill, that protects state-legal cannabis businesses from federal intervention by barring the Department of Justice from using taxpayer funds to enforce federal anti-cannabis laws in U.S. states that have legalized medical and/or adult-use cannabis. On December 27, 2020, the Rohrabacher-Blumenauer Amendment was approved as part of the omnibus spending bill for fiscal year 2021, effective through September 30, 2021. Congress has since been renewed the amendment several times, on September 30, 2021, December 3, 2021, February 18, 2022, and March 11, 2022. As a result, the amendment is effective through September 30, 2022.
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
The 2018 Farm Bill also preserved the FDA’s authority related to the introduction of hemp and hemp-derived compounds, such as CBD, in foods, beverages, cosmetics, and dietary supplements. FDA’s current view is that it is unlawful under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements. When a substance is excluded from the dietary supplement definition in the FD&C Act, like CBD is, FDA could issue a regulation, after notice and comment, finding that CBD would be lawful under the FD&C Act. To date, FDA has issued no such regulation regarding CBD and there can be no assurances that FDA will issue such a regulation. With regard to topical CBD products (i.e., cosmetics), FDA has said that CBD is not a prohibited cosmetic ingredient (i.e., that CBD topicals are permissible) as long as the product is not intended to affect the structure or function of the body, or to diagnose, cure, mitigate, treat or prevent disease. Despite FDA’s position on ingestible CBD products, to date, FDA has not taken enforcement action against producers of such products absent therapeutic claims being made about use of such products. More specifically, FDA has only issued Warning Letters to producers of ingestible CBD products for making therapeutic claims – with a focus on more aggressive claims – involving the treatment of conditions such as COVID-19, AIDS, diabetes, post-traumatic stress disorder, Alzheimer’s disease, cancer, neuropathy, chronic pain, and anxiety. So far, selling an ingestible CBD product, but not making treatment claims about the same, has not resulted in FDA enforcement action. Accordingly, even though ingestible CBD products violate the FD&C Act, FDA does not seem interested in pursuing enforcement action against such products unless they bear therapeutic claims. There can be no assurances regarding FDA continuing this approach to CBD enforcement. FDA has also issued Warning Letters to producers of topical CBD products that bear pain relief claims, for falsely claiming that products are FDA registered, for falsely claiming that products are over-the-counter (“OTC”) drugs, for including OTC drug ingredients in a CBD product without approval to do so, and/or for violating current good manufacturing practices (“cGMPs”).
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

Laws and Regulations Affecting the Industry in which the Company Operates are Constantly Changing
The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect the Company. The current and proposed operations of the Company and its subsidiaries are subject to a variety of local, state and federal medical cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter certain aspects of their business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of the Company and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company’s profitability or cause it to cease operations entirely. The cannabis industry may come under scrutiny or further scrutiny by, the FDA, USDA, DEA, IRS, SEC, the DOJ, the Financial Industry Regulatory Advisory or other federal or applicable state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, the Company will not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business. For example, see the “Risk Factors - Heightened Scrutiny by Canadian Authorities” related to CDS above.
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

The Illinois Department of Agriculture (the
“IL Ag. Department”
) is authorized to make up to 30 cultivation center licenses available between the state’s medical and adult-use programs. Existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License” and approximately 21 have been issued to date. No person can hold a financial interest in more than three cultivation centers, and the centers are limited to 210,000 square feet of canopy space. Cultivation center are also prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. The IL Ag. Department recently closed an application period for craft growers, infusers, and cannabis transporters.
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
Licenses and Regulation
Oversight and implementation of the IL Act and CRTA are divided among three Illinois state departments: the Department of Public Health (the
“IL DPH”
), the Department of Agriculture (the
“IL DOA”
), and the Department of Financial and Professional Regulation (the
“IDFPR”
). The IL DPH oversees the following IL Act mandates: (a) establish and maintain a confidential registry of caregivers and qualifying patients authorized to engage in the medical use of cannabis, (b) distribute educational materials about the health risks associated with the abuse of cannabis and prescription medications, (c) adopt rules to administer the patient and caregiver registration program, and (d) adopt rules establishing food handling requirements for cannabis-infused products that are prepared for human consumption. It is the responsibility of the IL DOA to administer and enforce provisions of the IL Act and the CRTA Act relating to the oversight and registration of cultivation centers, craft growers, infusers, transporters, and agents, including the issuance of identification cards and establishing limits on potency or serving size for cannabis or cannabis products. The IDFPR enforces the provisions of the CRTA & IL Act relating to the registration and oversight of dispensing organizations.
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
Massachusetts
Legislative History
The Massachusetts Medical Use of Cannabis Program (the
“MA Program”
) was established pursuant to the Act for the Humanitarian Medical Use of Cannabis (the
“MA ACT”
). The MA Program allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Registered Cannabis Dispensary (each, a
“RMD”
), and RMD agent under the MA Program. To qualify, patients must suffer from one of 14 debilitating conditions as defined by the MA Program. The Cannabis Control Commission (the
“MA CCC”
) is responsible for the administration of the MA Program. Massachusetts enacted An Act to Ensure Safe Access to Cannabis, and established the MA CCC in 2017. The MA CCC reviews applications and issues licenses for adult-use Cannabis Establishments (
ME’s
) and Medical Cannabis Treatment Centers (
MTC’s
), formerly known as Registered Cannabis Dispensaries (
RMD’s
).

The Legalization of adult recreational sales of cannabis in Massachusetts went into effect in July 2018. As of April 14, 2022, there were approximately 83 cultivation centers, 7 delivery couriers, 11 independent testing labs, 2 marijuana transporters with other existing marijuana establishment licenses, 5 microbusinesses, 1 microbusiness with a delivery endorsement, 63 product manufacturers, 215 retailers, and 4 third-party transporters that had been authorized to commence operations in Massachusetts.
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
Michigan
Legislative History
In 2008, the Michigan Compassionate Care Initiative established a medical cannabis program for serious and terminally ill patients. The Michigan Medical Cannabis Act (“
MMM Act
”) came into force in December 2008.
In 2016, the Michigan legislature passed two new acts and also amended the original MMM Act. The first act, the Medical Marihuana Facilities Licensing Act (“
MMFLA
”) establishes a licensing and regulation framework for medical cannabis growers, processors, secure transporters, provisioning centers, and safety compliance facilities. The second act, the Marihuana Tracking Act (“
MTA
”) establishes a “seed-to-sale” system to track cannabis that is grown, processed, transferred, stored, or disposed of under the Medical Cannabis Facilities Licensing Act.
The Bureau of Medical Cannabis Regulation is responsible for the oversight of medical cannabis in Michigan and consists of the Medical Cannabis Facility Licensing Division and the Michigan Medical Cannabis Program Division. The MMM Act provides access to state residents to cannabis and cannabis related products under several debilitating conditions.

In November of 2018, Michigan voters approved the Michigan Regulation and Taxations of Marihuana Act (“MRTMA”), which established a licensing and regulatory framework for adult-use growers, processors, secure transporters, retailers, microbusinesses, event organizers, designated consumption establishments, and safety compliance facilities. Recreational cannabis was legalized by ballot initiative, Proposition 1, in November 2018. The initiative mandates that the Michigan Department of Licensing and Regulatory Affairs (
“LARA”
) also known as the Marijuana Regulatory Agency (
“MRA”
), began accepting applications for retail stores December 2019. The initial application period is limited to existing medical cannabis license holders.
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
The MRA and State of Michigan attempted to combine the medical and adult-use markets during the 2019-2020 legislative session, but the proposed bill did not receive a vote in both legislative bodies. However, while the MMFLA and MRTMA remain separate and distinct laws, the MRA adopted topic-based Administrative Rules in June 2020 which address both medical facilities and adult-use establishments.
On September 27, 2021, the MRA held a public hearing to receive comments on updated Administrative Rules that are intended to provide clarity and consistency to licensees in both the medical and adult-use markets. Final drafts of the amended Administrative Rules were published in January 2022. There is no official date at this time for the updated Administrative Rules to become effective.
Under both the MMFLA and MRTMA Michigan municipalities can choose if they will allow cannabis establishments or facilities, and the type and number of establishments or facilities within their jurisdiction. This includes licensing and zoning ordinances for many municipalities. Because each municipality is able to devise a unique set of rules for cannabis licenses, each facility or establishment in a different Michigan municipality may be subject to a different set of local ordinances.
Licensing
Any combination of a (a) grower, (b) processor, or (c) dispensary (
“provisioning center”
) may operate as separate cannabis facilities at the same location. Each license will be required to have separate entrances and exits, inventory, record keeping, and point of sale operations, if applicable. A cannabis facility operating at a same location under this rule with multiple state operating licenses may transfer cannabis product or money between facilities authorized to operate at the same location as long as certain conditions are met, including with regard to common ownership, an employee at each facility monitoring and executing transfers, manifests in the statewide monitoring system being created, and receipt of transfer being recorded in the statewide system.
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
Washington
Brightleaf Development LLC (
“Brightleaf”
) and Ag-Grow are landlords, packaging and equipment suppliers, and consultants to multiple Washington licensees. The Company does not have an ownership interest in any Washington licensees.

Legislative History
Washington has authorized the cultivation (sometimes referred to as production), possession, processing, wholesaling, retail sale, and transportation of both medical and adult-use cannabis by certain licensed Washington businesses. The original medical marijuana law, passed by voters in 1998, allows physicians to authorize cannabis for an inclusive set of qualifying conditions including chronic pain and created a patient/caregiver system without explicitly permitting businesses. When Initiative 502 legalized marijuana for adults 21 years of age and older in 2012, it regulated adult-use marijuana businesses and left the unregulated medical marijuana establishments in a precarious situation. In 2015, the Governor of Washington signed Senate Bill 5052, which forced the closure of existing unregulated medical dispensaries and allows existing adult-use retail marijuana stores to apply for a “medical marijuana endorsement” to sell medical marijuana tax free to registered qualifying patients and their designated caregivers. The Washington State Liquor and Cannabis Board (
“WSLCB”
) regulates Washington’s cannabis regulatory program. Brightleaf is advised by legal counsel and/or other advisors in connection with Washington’s cannabis regulatory program. Brightleaf only engages in transactions with Washington cannabis businesses that hold WSLCB licenses and are in compliance with Washington’s cannabis regulatory program. To the extent required by Washington’s cannabis regulatory program, Brightleaf has fully disclosed and/or registered its and/or its subsidiaries relationships with Washington cannabis businesses. Brightleaf and Brightleaf’s subsidiaries, REP, FHD and Ag-Grow and the business licensees contracting with such subsidiaries are in compliance with Washington’s cannabis regulatory program.
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

In 2019, after significant debate about inconsistent WSLCB cannabis enforcement, the legislature passed
SB5318
. It directed the WSLCB to adopt a voluntary compliance education program (VCP) allowing licensees to request on-site enforcement visits designed to identify potential violations and corrective actions without risk of an Administrative Violation Notice AVN. As codified in
RCW 69.50.342
, it states: The board must adopt rules to perfect and expand existing programs for compliance education for licensed cannabis businesses and their employees. The rules must include a voluntary compliance program created in consultation with licensed cannabis businesses and their employees. Currently, the WSLCB is in the process of developing and refining the VCP rules and forms with stakeholder and enforcement feedback.
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
In November 2016, voters in California passed Proposition 64, the Adult Use of Cannabis Act (
“AUMA”
) creating an adult-use cannabis program for individuals 21 years of age or older. In June 2017, the California State Legislature passed Senate Bill No. 94, known as the Medicinal and Adult-Use Cannabis Regulation and Safety Act (
“MAUCRSA”
), which combined the Medical Cannabis Regulation and Safety Act and AUMA to provide a set of regulations to govern medical and adult-use licensing regime for cannabis businesses. The three agencies that regulate cannabis at the state level are: (a) the California Department of Food and Agriculture, via CalCannabis, which issues licenses to cannabis cultivators, (b) the California Department of Public Health, via the Manufactured Cannabis Safety Branch, which issues licenses to cannabis manufacturers and (c) the California Department of Consumer Affairs, via the Bureau of Cannabis Control, which issues licenses to cannabis distributors, testing laboratories, retailers, and micro-businesses.

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
Local authorization is a prerequisite to obtaining a state license, and local governments are permitted to prohibit or otherwise regulate the types and number of cannabis businesses allowed in their locality. All three state regulatory agencies require confirmation from the applicable locality that the operator is operating in compliance with local requirements and was granted authorization to continue or commence commercial cannabis operations within the locality’s jurisdiction. Applicants are required to comply with all local zoning and land use requirements and provide written authorization from the property owner where the commercial cannabis operations are proposed to take place, which must dictate that the applicant has the property owner’s authorization to engage in the specific state-sanctioned commercial cannabis activities proposed to occur on the premises. The State has not set a limit on the number of state licenses an entity may hold, unlike other states that have restricted how many cannabis licenses an entity may hold in total or for various types of cannabis activity. Although vertical integration across multiple license types is allowed under MAUCRSA, testing laboratory licensees may not hold any other licenses aside from a laboratory license. There are also no residency requirements for ownership of a state license under MAUCRSA.
California state licenses, and some local licenses, are renewed annually. Each year, licensees are required to submit a state renewal application to the relevant regulatory authority, and all applicable local renewal applications to the applicable local regulatory body (for local licenses) such as the Department of Cannabis Regulation in the City of Los Angeles.
On July 12, 2021, Governor Gavin Newsom signed AB-141 into law, triggering the consolidation of CalCannabis, the MCSB, and the BCC into the newly created Department of Cannabis Control (the “
DCC
”). The DCC was created in an effort to centralize regulatory authority and facilitate a more easily navigable regulatory regime. All licenses obtained under the previous regulatory authorities automatically transferred to the DCC, which will be responsible for issuing and renewing all cannabis licenses moving forward. In September 2021 the DCC issued emergency regulations, which were approved and went into effect the same month. The emergency regulations, among other things, include revised definitions clarifying who are considered to be owners or holders of a financial stake in cannabis businesses, and provisions allowing for the sale of branded products between businesses.
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
Licensees are required to maintain records for at least seven years from the date a record is created. These records include: (a) a cultivation plan, (b) all supporting documentation for data or information input into the T&T system, (c) all unique identifiers (
“UID”
) assigned to product in inventory and all unassigned UIDs, (d) financial records related to the licensed commercial cannabis activity, including bank statements, tax records, sales invoices and receipts, and records of transport and transfer to other licensed facilities, (e) records related to employee training for the T&T system, and (f) permits, licenses, and other local authorizations to conduct the licensee’s commercial cannabis activity.
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
In conjunction with the Company’s human resources and operations departments, the compliance and quality control departments help oversee and implement training for all employees, including on compliance with state and local laws, compliance with state and local laws, cultivation/manufacturing/dispensing/transport procedures (as applicable), security and safety policies and procedures, inventory control, T&T, seed-to-sale, and point of sale systems training (as applicable); and quality control.
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
The Company has developed and continues to refine a robust compliance program designed to ensure operational and regulatory requirements continue to be satisfied and has worked closely with experts and outside counsel to develop compliance procedures intended to assist the Company in monitoring compliance with U.S. state law on an ongoing basis. The Company will continue to work closely with outside counsel and other compliance experts to further develop, enhance and improve its compliance and risk management and mitigation processes and procedures in furtherance of continued compliance with the complex regulatory frameworks of the states where the Company operates. The internal compliance program currently in place includes continued monitoring by the Company’s management team, outside counsel, and the Company’s subsidiaries to ensure that all operations conform to and comply with required laws, rules, regulations and standard operating procedures. The Company further requires its operating subsidiaries to report and disclose all instances of non-compliance, regulatory, administrative, or legal proceedings that may be initiated against them to the appropriate point of contact as set forth in the Company’s standard operating procedures.

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
Industry Overview
The legal marijuana industry is comprised of several sub-sectors and is legal under different guidelines in many U.S. states though it remains illegal federally in the U.S. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the U.S. Independent projections and publicized reports from sources such as New Frontier Data, expect combined medical and adult-use cannabis revenue of US$35 billion or more in 2025, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. As of the date hereof, 37 states, the District of Columbia, and four U.S. territories have authorized cannabis for medical use. In addition, 18 states, the District of Columbia, and two U.S. territories have authorized cannabis for adult use.
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
Customers and Revenue
Customers of our consumer packaged goods business include legal state-licensed cannabis dispensaries within each U.S. state in which we operate, as well as national retail channels, including department stores and specialty boutiques. The majority of our branded consumer packaged goods are distributed to unrelated third-party licensed retail cannabis stores. We are not dependent upon a single customer, or a few customers, the loss of any one or more of which would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during fiscal 2021 or 2020.
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

The Company sells its developed, acquired, and licensed branded products in five states, with plans to significantly increase distribution and expend form factors in 2022. The Company’s portfolio of product brands includes the following:

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
Seasonality
In certain regions, especially on the West Coast, the cannabis industry can be subject to seasonality in some states that allow home grow. Because homegrown plants are typically harvested in the late summer or early fall, there can be some deceleration in retail and wholesale sales trends during these months as these private supplies are consumed.
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
Employees
As of April 14, 2022, we had 464 full time employees, 47 part-time employees, and 3 consultants. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be good.
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

•	obtain stockholder approval of any golden parachute payments not previously approved.
We will cease to be an emerging growth company upon the earliest of the:

•	last day of the fiscal year in which we have $1.07 billion or more in total annual gross revenues;

•	date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700,000 or more as of June 30);

•	date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	last day of the fiscal year following the fifth anniversary of our initial public offering.

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

Item 1A.	Risk Factors
Not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table sets forth our owned and leased locations by geographic location as of April 11, 2022. The Company has entered into sale-and-leaseback transactions with Innovative Industrial Properties, Inc. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile may continue to shift to leased properties.

Location	General Character of Property	Size of Property	Segments Using Property	Owned or Leased	Encumbrances
Phoenix, Arizona	Corporate office	2,000 sq. ft.	Corporate	Leased	None
Georgetown, Massachusetts	Indoor cultivation and processing	168,800 sq. ft.	Legalized marijuana production	Leased	None
Boston, Massachusetts	Retail dispensary	4,000 sq. ft.	Retail	Owned	None
Elk Grove Village, Illinois	Indoor cultivation and processing	93,870 sq. ft.	Legalized marijuana production	Leased	None
Chicago, Illinois	Retail dispensary	4,200 sq. ft.	Retail	Owned	None
Calumet City, Illinois	Retail dispensary	2,600 sq. ft.	Retail	Leased	None
Worcester, Massachusetts	Retail dispensary	24,424 sq. ft.	Retail	Leased	None
Ann Arbor, Michigan	Retail dispensary	5,400 sq. ft.	Retail	Leased	None
Elma, Washington	Warehouse	60,000 sq. ft.	Legalized Marijuana Production	Leased from the Port of Grays Harbor under a lease which allows the Company to extend the lease up to an additional 50 years from October 1, 2016, by exercising the nine (9) consecutive five (5) year extension rights under the lease.	None
Lathrop Industrial Drive, Washington	Indoor Cultivation, 2 Buildings	116,500 sq. ft.	Legalized Marijuana Production	Leased to and operated by NWCS, a Washington-State licensed cannabis producer/processor	None
Commerce, California	Production facility	170,000 sq. ft.	Legalized marijuana production	Leased	None
San Diego, California	Office and production facility	2,350 sq. ft.	CBD Production	Leased	None

Item 3.	Legal Proceedings
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

In December 2021, the Company settled a dispute with an undisclosed defendant. As part of the settlement, the Company recorded a gain on the settlement of $3,768.
On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleges that the Company has breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claims damages of approximately $19,000 in connection with its claim that it obtained benefits for the Company allegedly valued at over $129,000. The Company denies these allegations, denies the Company has obtained such benefits, disputes Savills’ characterization of the facts, and denies liability. The Company has filed a counterclaim against Savills alleging breach of contract by Savills.
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

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of April 14, 2022, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (“SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS. Holders of SVS are entitled to one vote in respect of each SVS. Holders of MVS are entitled to 800 votes in respect of each MVS, and have certain conversion rights as further described in Note 13 of the Company’s Consolidated Financial Statements.
Market Information
Our SVS are listed and posted for trading on the CSE under the symbol “FFNT”. The table below sets forth the monthly high and low closing prices for the SVS traded through the CSE for the period from January 1, 2021 to December 31, 2021 in Canadian dollars.

2021	High	Low
January	$2.52	$1.36
February	$2.31	$1.26
March	$1.71	$1.32
April	$1.74	$1.46
May	$1.70	$1.52
June	$1.61	$1.38
July	$1.45	$1.23
August	$1.42	$1.17
September	$1.34	$1.19
October	$1.65	$1.15
November	$1.39	$1.23
December	$1.28	$0.72
The SVS are also quoted on the OTCQX Best Market under the symbol “FFNTF.” The table below sets forth the monthly high and low closing prices for the SVS traded through the OTCQX for the period from January 1, 2021 to December 31, 2021 in U.S. dollars.

2021	High	Low
January	$1.15	$1.07
February	$1.74	$1.51
March	$1.19	$1.05
April	$1.31	$1.27
May	$1.37	$1.31
June	$1.29	$1.23
July	$1.17	$1.14
August	$1.10	$1.02
September	$1.07	$1.00
October	$1.06	$0.98
November	$1.06	$1.01
December	$1.02	$0.99
Holders of Record
The approximate number of holders of record of the SVS as of April 11, 2022 was 519.
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

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
The Company exists pursuant to the provisions of the
British Columbia Corporations Act
(British Columbia). The Company’s SVS are listed on the Canadian Securities Exchange (“CSE”) under the ticker “FFNT” and are quoted on the OTC (OTCQX: FFNTF).
The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of December 31, 2021, the Company operated six dispensaries, three in Massachusetts, two in Illinois, and one in Michigan, primarily under the “MISSION” brand name. Also, as of December 31, 2021, the Company operated two production facilities in Massachusetts, one in Illinois, and one in California. The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries. Also as part of its THC Cannabis segment, the Company sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.
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
The Company’s Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the financial information contained herein, are reported in thousands (000’s) of United States dollars (“$”) unless otherwise specified. Canadian dollar amounts are denoted by “C$”.

COVID-19
In March 2020, the United States and much of the world began experiencing a rapid increase in COVID-19 cases. The emergence of COVID-19, an extremely infectious airborne respiratory virus, caused a significant response on the part of many governments to contain it. The most relevant containment measure for the Company’s business is the implementation of “essential” type business designations and implementation of social distancing protocols. Thus far, the Company’s dispensaries and operations have been allowed to continue operating. Social distancing protocols have been implemented at the Company’s dispensaries which meet or exceed those required by the local jurisdiction, and health and safety protocols for both employees and customers remain a focus of the Company. Through the date of this filing, sales continue to meet or exceed comparable periods last year, however there is no guarantee that the Company’s dispensaries/operations will not see future negative effects from COVID-19.
The situation related to the pandemic and recovery from the pandemic continues to be complex and rapidly evolving. Certain vaccines have been authorized by major regulatory bodies to help fight the infection of COVID-19, and certain other vaccines are in the last stages of development to provide such treatment. Given the daily evolution of COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19, including specifically the Delta and Omnicron variant or other variants, on its results of operations, financial condition, or liquidity for the year ended December 31, 2021 and beyond. To date, the effects of both the Delta and Omnicron variants have mirrored the impacts of the earlier variants of the virus. While the development and availability of multiple COVID-19 vaccines lessened the impact of COVID-19 in 2021, if COVID-19 continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.
War in Ukraine
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
The effect of a change in an accounting estimate is recognized prospectively by including it in the statement of operations in the period of the change, if the change affects that period only, or in the period of the change and future periods, if the change affects both.
Information about critical judgments in applying accounting policies that have the most significant risk of causing material adjustment to the carrying amounts of assets and liabilities recognized in the financial statements within the next financial year are discussed below.
Significant estimates made in the preparation of these consolidated financial statements include the following areas:
Useful lives of property, plant and equipment and intangible assets
Property, plant and equipment are amortized or depreciated over their useful lives. Useful lives are based on management’s estimate of the period that the assets will generate revenue, which are periodically reviewed for continued appropriateness. Changes to estimates can result in significant variations in the carrying value and amounts charged to the consolidated statement of operations in specific periods.

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
Share-based compensation
Share-based compensation expense is measured by reference to the fair value of the stock options at the date at which they are granted. Estimating fair value for granted stock options requires determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the option, volatility, dividend yield, and rate of forfeitures. See Note 16.
Fair value of financial instrument
The individual fair values attributed to the different components of a financing transaction, notably investment in equity securities, derivative financial instruments, convertible debt and loans, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. The assumptions regarding the derivative liabilities are disclosed in Note 19.

Goodwill Impairment
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a business combination is not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company uses the approach described in ASC Topic 350 which includes both qualitative and quantitative measures to test for impairment. There was no goodwill impairment for the year ended December 31, 2021. Goodwill impairment for the year ended December 31, 2020 was $13,400 associated with the Pure Ratio’s RU.
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
In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied. See Note 9 for additional details.
Intangible assets
Intangible assets acquired in a business combination are measured at fair value at the acquisition date. The Company must exercise judgment in identifying intangible assets, in determining their useful life, if any, and in testing for impairment.
Segmented reporting
The Company must exercise judgement in defining its business segments (Note 20) and allocating revenue, expenses and assets among the segments. The Company bases allocations on the groupings used to manage the business and report to senior management.

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
Results of Operations
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
The following table sets forth our consolidated statement of operations for the years ended December 31, 2021 and 2020, and the change between the two years ($ in thousands):

			Change
	2021	2020	$	%
Revenue from Sale of Goods	$93,387	$46,616	$46,771	100%
Real Estate Income	11,179	11,019	160	1%

Total Revenues	104,566	57,635	46,931	81%
Cost of Goods Sold	(55,170)	(21,124)	(34,046)	161%

Gross profit	49,396	36,511	12,885	35%
Total Operating Expense	63,502	69,121	(5,619)	(8)%

Income (Loss) from Operations	(14,106)	(32,610)	18,504	57%
Total Other income (expense), net	(10,252)	(12,333)	2,081	17%

Net Loss Before Income Taxes	(24,358)	(44,943)	20,585	46%
Income Tax Expense	(13,931)	(15,049)	1,118	7%

Net Loss from Continuing Operations	(38,289)	(59,992)	21,703	36%
Net Loss from Discontinued Operations, Net of Taxes	—	12,987	(12,987)	100%

Net Loss	$(38,289)	$(47,005)	$8,716	19%

Revenue from Sale of Goods
Revenue from sale of goods for the year ended December 31, 2021 was $93,387, an increase of $46,771 or 100% compared to the year ended December 31, 2020. This increase is primarily due to sales from the Calumet City, IL dispensary that opened in December 2020, sales from the Brookline, MA dispensary that opened in August 2021, and higher sales across other dispensaries with Michigan and Massachusetts dispensaries benefiting from a full twelve months of adult-use sales in 2021.

Real Estate Income
Real Estate Income from leasing cannabis production facilities for the year ended December 31, 2021 was $11,179, an increase of $160 or 1% which is relatively flat compared to the $11,019 recognized for the year ended December 31, 2020.
Cost of Goods Sold
Cost of goods sold (“COGS”) increased $34,046, for the year ended December 31, 2021, which is an increase of 161%, primarily resulting from the increase in revenues. COGS represent costs to cultivate and produce cannabis and CBD products that are produced in our owned facilities and are sold to third parties and through our owned dispensaries. For products that are purchased from third parties, COGS is the cost of inventory for sales to retail customers.
Gross Profit
Gross profit for the year ended December 31, 2021 was $49,396 or 47% of revenue compared to $36,511 or 63% of revenue for the year ended December 31, 2020. The decrease in gross profit percentage of 16% is primarily due to a one-time inventory revaluation adjustment.
Total Operating Expenses
Total operating expenses for the year ended December 31, 2021 were $63,502, a decrease of $5,619 or 8%, as compared to the year ended December 31, 2020. This decrease is primarily due to no impairment of goodwill and intangible assets in 2021 and a reduction in selling and marketing expenses of $2,637 offset by an increase in equity based compensation of $4,775 and $7,288 in general and administrative expense.
Total Other Income (Expense), net
Total Other Income (Expense) for the year ended December 31, 2021 was $10,252, as compared to $12,333 for the year ended December 31, 2020. This is primarily driven by lesser interest expense in 2021 of $2,050 from the GGP and LI Lending loans (Note 11).
Net Loss From Continuing Operations
Net loss from continuing operations for the year ended December 31, 2021 was $38,289, compared to a net loss from continuing operations of $59,992 for the year ended December 31, 2020. The higher loss for the year ended December 31, 2020 is primarily due to the impairment of goodwill from the Cannex business combination.

Results of Operations – Segments
The following tables summarize revenues net of sales discounts by segment for the years ended December 31, 2021 and 2020:

	For the Year ended December 31,		2021 vs. 2020
	2021	2020	$	%
THC Cannabis	102,262	50,041	52,221	104%
CBD Wellness	2,304	7,594	(5,290)	(70)%

Total	104,566	57,635	46,931	81%

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Net revenues for the THC Cannabis Segment were $102,262 for the year ended December 31, 2021, an increase of $52,221 or 104%, compared to the year ended December 31, 2020. The increase is due to higher sales across other dispensaries with Michigan and Massachusetts dispensaries benefiting from a full twelve months of adult-use sales in 2021.
Net revenues for the CBD Wellness Segment were $2,304 for the year ended December 31, 2021, a decrease of $5,290 or 70%, compared to the year ended December 31, 2020. The decrease is largely attributable to changes in marketing strategy prioritizing profitable growth with a focus on achieving positive cash flow.
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
Adjusted EBITDA is defined by the Company as earnings before interest, taxes, depreciation and amortization, accretion, share-based compensation expense, legal settlement, change in value of derivative liability, foreign exchange gain (loss), loss on lease termination, other non-cash expenses, and one-time charges related to acquisition costs, financing related costs, extraordinary pre-opening expenses and non-recurring expenses.
We consider these measures to be an important indicator of the financial strength and performance of our business. The following table reconciles adjusted EBITDA to its closest GAAP measure.

For the years ended December 31, 2021 and 2020, adjusted EBITDA consisted of the following:

Year ended December 31,	2021	2020
Net loss (GAAP)	$(38,309)	$(47,051)
Interest income	(15)	(77)
Interest expense	13,704	15,779
Income tax expense	13,931	15,049
Depreciation and amortization	6,636	8,563
Accretion	5,381	(643)
Equity based compensation	10,081	5,306
Legal settlement	(3,768)	(2,480)
Change in value of derivative liability	(832)	1,578
Foreign exchange gain (loss)	—	(19)
Acquisition, transaction, and other non-cash costs	9,607	3,872
Non-cash inventory adjustment	8,506	2,305
Non-cash lease expense	3,814	2,404
Loss on lease termination	1,210	—
Investment write-off	—	1,701
Adjustment to contingent consideration	—	775
Commerce facility pre-opening expense	3,989	—
Impairment of goodwill	—	16,748
Gain on sale of subsidiary	—	(12,987)
Gain on sale leaseback transaction	—	(3,345)
Gain on restructuring of notes receivable	—	(380)
Gain on settlement of debt	—	(1,218)

Adjusted EBITDA (Non-GAAP)	$33,935	$5,880

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of adjusted EBITDA as compared to net operating loss, the closest comparable GAAP measure. Adjusted EBITDA excludes:

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
Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Liquidity and Capital Resources
As of December 31, 2021 and 2020, we had total current liabilities of $48,838 and $37,784, respectively, and current assets of $50,874 and $44,736, respectively to meet its current obligations. As of December 31, 2021 and 2020, we had working capital of $2,036 and $6,952, respectively. The decrease of $4,916 is driven primarily by an increase in taxes payable, partially offset by increases in cash and cash equivalents and inventory, and decreases in accounts payable and derivative liability.
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
Cash Flows
Net Cash provided by (Used in) Continuing Operations
Net cash provided by continued operating activities was $5,777 for the year ended December 31, 2021, an increase of $19,191 as compared to $13,414 of net cash used in continued operating activities for the year ended December 31, 2020. The increase is due to higher sales at the Company’s dispensaries, corporate cost reductions, and improved sell-through in vertically-integrated locations.
Net cash used in continued operating activities was $13,414 for the year ended December 31, 2020. This was largely due to increased non-cash charges such as depreciation and accrued interest, which was offset by higher interest charges from debt acquired through the Cannex acquisition and from other loans.
Net Cash Provided by (Used in) Continuing Investing
Net cash used in continued investing activities was $13,041 for the year ended December 31, 2021, a decrease of $54,030 as compared to $41,016 of cash provided by investing activities for the year ended December 31, 2020. The decrease is primarily due to additional purchases of property and equipment for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Net cash provided by investing activities was $41,016 for the year ended December 31, 2020. This was largely due to the primary source of proceeds from the sale of our dispensaries and interests in Arizona, Pennsylvania, Maryland and Arkansas, as well as the closing of a sale leaseback transaction. Some of these proceeds were used to purchased $13,785 in property and equipment during the period.

Net Cash Provided by (Used in) Continuing Financing Activities
Net cash provided by continued financing activities was $10,886 for the year ended December 31, 2021, an increase of $28,894 as compared to $18,008 of cash used by financing activities for the year ended December 31, 2020. The increase is primarily attributed to the issuance of the new 2021 convertible note.
Net cash used by financing activities was $18,008 for the year ended December 31, 2020. This was largely due to the repayment of $37,813 of convertible debentures, which was partially offset by $8,597 of cash proceeds from issuing convertible debt and $12,134 from the sale of stock.
Net Cash Provided by (Used in) Discontinuing Operations
The Company did not have any cash provided by or used in discontinued operating, investing, and financing activities in 2021, a decrease of $1,197 as compared to the year ended December 31, 2020. The Company did not have any discontinued operations for the year ended December 31, 2021.
Availability of Additional Funds
While the Company believes that its current cash on hand is sufficient to meet operating and capital requirements for the next twelve months, there is substantial doubt about continuing as a going concern thereafter that the Company will be able to meet such requirements. The Company may need to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.
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
Contractual Obligations
The Company has the following gross contractual obligations as of December 31, 2021, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$11,542	$1,200	$—	$—	$12,742
Convertible notes, notes payable and accrued interest	6,197	64,616	—	—	70,813
Contingent consideration payable	—	2,393	—	—	2,393

Total	$17,739	$68,209	$—	$—	$85,948

Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Subsequent Events
Merger Agreement
On January 28, 2022 (the “Closing Date”), 4Front Ventures Corp. (the “Company”) entered into the First Amendment to that certain agreement and plan of merger (the “Merger Agreement”) by and among the Company, New England Cannabis Corporation, Inc., a Massachusetts corporation (“NECC”), Kenneth V. Stevens (“Mr. Stevens”), who is the sole owner of all of the issued and outstanding capital stock of NECC, and 4Front NECC Acquisition Co., a Massachusetts corporation (the “Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, NECC would be merged with and into the Merger Sub, which will change its name to New England Cannabis Corporation, Inc., and continue its corporate existence as a wholly-owned subsidiary of the Company (the “Merger”).
Also on the Closing Date, the parties to the Merger Agreement, as amended, consummated the Merger. At the effective time of the Merger, pursuant to the terms and conditions of the Merger Agreement, as amended, the Company (i) paid Mr. Stevens cash in the amount of USD$9,000,000, and (ii) issued Mr. Stevens 28,571,428 Class A Subordinate Voting shares of the Company (the “SVS”), with a deemed value of $1.05 U.S. dollars per share, or a total estimated valuation of USD$30,000,000.
The foregoing description of the Merger Agreement, as amended, is qualified in its entirety by reference to the Merger Agreement, a complete copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 8, 2021, and the First Amendment to the Merger Agreement, a complete copy of which is filed as Exhibit 10.3 hereto, each of which is incorporated herein by reference.
Membership Interest Purchase Agreement
In connection with the consummation of the Merger, on the Closing Date, the Company, Mission Partners RE, LLC, a Delaware limited liability company wholly-owned by the Company (“Mission Partners RE”), and Mr. Stevens entered into the First Amendment to that certain membership interest purchase agreement (the “Purchase Agreement”), pursuant to which the Company (through Mission Partners RE) completed its acquisition of 100% of the issued and outstanding membership interests of 29 Everett Street LLC, a Massachusetts limited liability company (the “Everett LLC”), which was solely held by Mr. Stevens and which owns certain real property that is currently leased to and used by NECC. Pursuant to the terms and conditions of the Purchase Agreement, as amended, the Company (i) paid Mr. Stevens cash in the amount of USD$16,000,000, and (ii) issued Mr. Stevens a promissory note (the “Note”) in the initial principal amount of USD$2,000,000, which will bear interest at an annual rate of ten percent (10%) and will mature on the six-month anniversary of the Closing Date.
The foregoing description of the Purchase Agreement, as amended, is qualified in its entirety by reference to the Purchase Agreement, a complete copy of which was filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 8, 2021, the First Amendment to the Purchase Agreement, a complete copy of which is filed as Exhibit 10.4 hereto, and the Note, a complete copy of which is filed as Exhibit 10.5 hereto, each of which is incorporated herein by reference.

On January 14, 2022, Healthy Pharms Inc. Unsecured promissory note with the outstanding balance of $3,213 at December 31, 2021, was settled in shares. In conjunction with the settlement agreement, the Company agreed to issue a total of 6,235,512 class A subordinate voting shares to the noteholder to settle outstanding debt. The settlement was signed and agreed upon by both parties on the date of the agreement, January 14, 2022.
On January 28, 2022, the Company entered into the first amendment of the merger agreement with New England Cannabis Corporation, Inc., a Massachusetts corporation (“NECC”), Kenneth V. Stevens (“Mr. Stevens”), who is the sole owner of all of the issued and outstanding capital stock of NECC, and 4Front NECC Acquisition Co., a Massachusetts corporation (the “Merger Sub”). At the effective time of the merger, the Company (i) paid Mr. Stevens cash in the amount of USD$9,000,000, and (ii) issued Mr. Stevens 28,571,428 Class A Subordinate Voting shares of the Company (the “SVS”), with a deemed value of $1.05 U.S. dollars per share, or a total estimated valuation of USD$30,000,000.
In connection with the consummation of the Merger on January 28, 2022, Mission Partners RE, LLC, a Delaware limited liability company wholly-owned by the Company (“Mission Partners RE”), and Mr. Stevens entered into the first amendment to that certain membership interest purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company (through Mission Partners RE) completed its acquisition of 100% of the issued and outstanding membership interests of 29 Everett Street LLC, a Massachusetts limited liability company (the “Everett LLC”), which was solely held by Mr. Stevens and which owns certain real property that is currently leased to and used by NECC. The Company (i) paid Mr. Stevens cash in the amount of $16,000,000, and (ii) issued Mr. Stevens a promissory note in the initial principal amount of $2,000,000, which will bear interest at an annual rate of ten percent (10%) and will mature on the six-month anniversary of January 28, 2022.
We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these acquisitions, and thus, have not presented purchase price allocations as of the date of this filing.
On March 30, 2022, the Company entered into a merger agreement with Island Global Holdings, Inc., a California corporation (“Island”); and Navy Capital SR LLC, a Delaware limited liability company, solely in its capacity as the representative of the Island stockholders (the “Stockholder Representative”).
All classes of Island’s equity securities are to be converted into a combination of (i) SVS of the Company; and (ii) subordinated promissory notes (the “Merger Notes”) to be negotiated and issued by the Company, using formulae to be determined at a later date pursuant to the terms of the Merger Agreement.
We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these acquisitions, and thus, have not presented purchase price allocations as of the date of this filing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included below in “Item 15. Exhibits and Financial Statement Schedules” and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in the Company’s internal control described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The CEO and CFO are also responsible for disclosing any changes to the Company’s internal controls during the most recent period that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company’s management, under the supervision and with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of the Company´s internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. Management concluded that as of December 31, 2021, the Company had a material weakness relating to three components of the COSO framework. The material weaknesses are summarized below, and remediation efforts are outlined in the “Remediation of Material Weaknesses in Internal Control over Financial Reporting” section below
Material Weaknesses in Internal Control
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
Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
Other than those described above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information about our directors and executive officers as of April 12, 2022:

Name	Age	Position(s)
Executive Officers
Leonid Gontmakher	36	Chief Executive Officer
Joseph Feltham	36	Chief Operating Officer
Andrew Thut	48	Chief Investment Officer & Interim Chief Financial Officer

Non-Employee Directors
David Daily (1) (2)	41	Director
Chetan Gulati (1)	44	Director
Robert E. Hunt	50	Director
Kathi Lentzsch (2)	66	Director
Amit Patel (1) (3)	49	Director
Roman Tkachenko (2)	38	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Chair of the Audit Committee
Executive Officers
Leonid Gontmakher
has served as our Chief Executive Officer since March 2020 and has been a member of our board of directors since August 2019. From 2014 to 2018, Mr. Gontmakher co-founded and then operated Northwest Cannabis Solutions, which under his leadership grew to be one of the largest and most successful producers of cannabis products in Washington state. From March 2018 to July 2019, he also served as Chief Operating Officer at Cannex Capital Holdings, Inc., which merged with 4Front in July 2019. Mr. Gontmakher has significant experience in cannabis facility design, construction management, equipment sourcing, operations, branding, sales and marketing strategy, and software solutions. Before entering the cannabis industry, from 2008 to 2013 he served on the senior management team at North America’s largest processor and distributor of specialized seafood products. Mr. Gontmakher hold a Bachelor of Science from Arizona State University.
Joseph Feltham
joined the Company in July 2014 and has served in a variety of financial and operational roles, including Chief of Staff and EVP, Operations, and was appointed as the Company’s Chief Operating Officer in September 2020. He has brought a wealth of experience and support in financial analysis, market research and operations support and is instrumental in implementing new processes and projects for the Company. Mr. Feltham holds a Bachelor of Science from the University of San Francisco.

Andrew Thut
was an early investor in 4Front, joining the Company full time as Chief Investment Officer in October 2014 and was appointed Interim Chief Financial Officer in July 2021. He brings to the team a wealth of financial-management experience and business acumen having previously served as Managing Director of the BlackRock Small Cap Growth Fund at BlackRock Advisors LLC. During his 11-year involvement with BlackRock Small Cap Growth Fund, the $2 billion fund ranked in the top five percent of all domestic small cap growth funds. He also has held positions at MFS Investment Management and BT Alex Brown. Since joining 4Front, he has immersed himself in every facet of the cannabis industry, from the relevant financial drivers of the industry to hands-on experience with dispensaries and cultivation facilities. Mr. Thut holds a Bachelor of Arts from Dartmouth College.
Non-Employee Directors
David Daily
has served as a member of the Company’s board of directors since July 2019. Mr. Daily is the Chief Executive Officer of Gravitron, LLC which he founded in May 2004. Commonly known as Grav.com or GRAV
®
, its original invention was the first all-glass gravity bong, the Gravitron, which was an instant success and has become a cult classic. Since the Gravitron, Mr. Daily has designed or led the GRAV
®
design team to bring over 500 unique top-line products to the cannabis market. Mr. Daily is an investor, board member, mentor, and advisor to over a dozen start-up stage brands in cannabis and consumer packaged goods. He holds a Bachelor of Arts in Economics from The University of Texas at Austin.
Chetan Gulati
has served as a member of the Company’s board of directors since December 2020. He has been a partner and head of research at Navy Capital, a New York-based asset manager focused on the rapidly growing global cannabis sector from 2019 to the present. Mr. Gulati began his career practicing law at Wachtell, Lipton, Rosen and Katz where he focused on corporate restructurings and finance. He then joined Perry Capital in 2007 and was ultimately appointed to run Perry’s London operations from 2010-2016. From 2017-2018, Mr. Gulati was a Partner at Smith Cove Capital. He holds a Bachelor of Arts from the University of Rochester and a Juris Doctor from Yale Law School.
Robert Hunt
, age 49, has more than 15 years’ experience in the cannabis industry as an attorney, consultant, and entrepreneur. From January 2018 to the present, Mr. Hunt has served as Managing Member of Linnaea Holdings, a California based cannabis-focused private equity and operating company hybrid venture. From January 2017 to the present, Mr. Hunt has also worked as the Managing Member of Shingle Hill, a boutique cannabis consulting firm. From June 2016 to December 2016, he was employed as President of Teewinot Life Sciences, a cannabinoid producer. From August 2014 to May 2016, Mr. Hunt was a General Partner of Tuatara Capital, L.P., a private equity firm focused on the cannabis industry. In addition, Mr. Hunt has served on a number of boards of directors, including several in the cannabis industry, such as New Dia Fenway, LLC, Ardent, Inc., Wow Organics, and Canna Click, LLC. Mr. Hunt holds a Bachelor of Arts from the University of Vermont, and a Juris Doctor from Suffolk University Law School.
Kathi Lentzsch
has served as a member of the Company’s board of directors since September 2019. She was appointed Chair of the Board in 2021 and Chair of the Compensation Committee in 2019. Ms. Lentzsch has more than three decades of experience in retail and wholesale operations and management with public and privately held companies. From January 2018 until December 2020, Ms. Lentzsch was the Chief Executive Officer, President and a board member of Bartell Drugs, one of the oldest and largest family-owned pharmacy chains in the country. She left this role after successfully leading the sale of the company to Rite Aid, the third largest pharmacy chain in the country. She previously served as Interim Chief Executive Officer of Gumps, a 150-year old retailer of luxury gifts, from 2011 until 2016, while also serving as President of Enesco Gift, a division of Enesco LLC, one of the oldest giftware companies in the nation, and held senior executive roles at Pottery Barn (a division of Williams Sonoma (NYSE:WSM)), Cost Plus World Market (formerly Nasdaq: CPWM) and Pier 1 Imports (formerly NYSE: PIR). It was during her time as Chief Executive Officer of Elephant Pharmacy, a unique retail start-up that offered natural and organic products, alternative remedies and services, with a traditional pharmacy, that Ms. Lentzsch became interested in medical cannabis. She serves as advisor to the Center for Leadership and Strategic Thinking at the Foster School of Business at the University of Washington and holds a Bachelor of Business Administration degree from the College of William and Mary in Virginia.
Amit Patel
, age 50, has a wide range of experience with investment management funds, investment banking, and the management and oversight of operating companies, including companies undergoing strategic transformations. He has been Managing Partner of Paceline Partners, which makes investments across multiple industries as well as manages various investment funds, since January 2015. Prior to Paceline Partners, Mr. Patel worked at Houlihan Lokey Inc. (NYSE:HLI), an investment bank and financial services provider, for over 15 years. His latest position was as a Managing Director with responsibility for Houlihan Lokey’s principal investment fund until it was spun out in August 2015. Prior to that, he was a Managing Director in Houlihan Lokey’s Financial Restructuring Group. From November 2020 to April 2022, Mr. Patel was a Board Member of LPF Holdco, LLC d/b/a Loudpack, a California cannabis company, until its merger with Harborside Inc. (OTC:HBORF) in April 2022. He chaired Loudpack’s Compensation Committee and was a member of the company’s Audit Committee. Since August 2016, he has served on the Limited Partner Advisory Committee of PowerPlant Ventures Fund I, a plant-based emerging consumer company investment fund. Earlier in his career, Mr. Patel worked at the Goldman Sachs Group, Inc.’s (NYSE:GS) Special Situations Group and held various operating roles at PRAM Filtration Corp. Mr. Patel holds a Bachelor of Science from the Wharton School of the University of Pennsylvania.
Roman Tkachenko
has served as a member of the Company’s board of directors since December 2020. From March 2010 to the present, Mr. Tkachenko has served as the Chief Executive Officer and co-founder of Direct Source Seafood LLC, an importer/wholesaler of specialized frozen seafood products. Direct Source Seafood is the largest importer of king and snow crab from Russia, as well as one of the largest importers of Argentine wild caught shrimp. Direct Source Seafood, LLC has annual revenues of $300,000. From November 2013 to September 2017, Mr. Tkachenko served as the Chief Executive Officer of Marine Treasures International, a company specializing in international sourcing of frozen seafood. Mr. Tkachenko holds a Bachelor of Science in Accounting from Central Washington University.

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
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our board of directors has determined that three of our five directors, do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, our board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director.
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
The audit committee reviews information regarding liquidity and operations and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.
Director Nomination Process
Our board of directors believes that its directors should have the highest professional and personal ethics and values, consistent with the Company’s longstanding values and standards. They should have broad experience at the policy-making level in business, government or civic organizations. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their own unique experience. Each director must represent the interests of all stockholders. When considering potential director candidates, our board of directors also considers the candidate’s independence, character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of our board of directors. Our board of directors believe that diversity is an important attribute of the members who comprise our board of directors and that the members should represent an array of backgrounds and experiences and should be capable of articulating a variety of viewpoints. Our board of directors’ priority in selecting board members is the identification of persons who will further the interests of our stockholders through his or her record of professional and personal experiences and expertise relevant to our business.
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
Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2021 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except for the following:
Mr. Joseph Feltham did not timely file a Form 4 with respect to one transaction.
Mr. Chetan Gulati did not timely file a Form 4 with respect to one transaction.
Ms. Kathi Lentzsch did not timely file a Form 4 with respect to one transaction.
Mr. Andrew Thut did not timely file a Form 4 with respect to one transaction.
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

Item 11.	Executive Compensation
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
Summary Compensation Table
The following table provides information regarding the compensation awarded to or earned during 2020 and 2021, as applicable, by our named executive officers. All amounts are in whole dollars.

Name and Principal Position	Year	Salary ($)	Bonus ($) (6)	Option Awards ($)	Total ($)
Leonid Gontmakher (1), Chief Executive Officer and Director	2021 2020	400,000 400,000	— 450,000	— 437,393	400,000 1,287,393
Andrew Thut, Chief Investment Officer & Interim Chief Financial Officer (2)	2021 2020	300,000 222,966	— 250,000	— 151,154	300,000 624,120
Joseph Feltham (3), Chief Operating Officer	2021 2020	250,000 205,899	— 100,000	— 474,626	250,000 780,525
Notes:
(1)	Mr. Gontmakher was appointed Chief Executive Officer on March 31, 2020.
(2)	Mr. Thut was appointed Interim Chief Financial Officer on July 15, 2021.
(3)	Mr. Feltham was appointed from EVP, Operations to Chief Operating Officer on September 11, 2020.
(4)	Bonus amounts reflect short-term incentive awards based upon performance in the applicable year and paid in the subsequent year.
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
Employment Agreements; Potential Payments Upon Termination or Change-in-Control
Effective April 15, 2020, the Company entered into an Executive Employment Agreement with Joshua N. Rosen (the “Rosen Agreement”), to serve as the Company’s Chief Executive Officer. The Rosen Agreement was terminated on January 2, 2021, when the Company entered into a Separation and Release Agreement (the “Rosen Separation Agreement”) with Mr. Rosen, which supersedes and replaces the Rosen Agreement. Under the Rosen Separation Agreement, Mr. Rosen transitioned from being the Company’s Chief Executive Officer to taking on a role as the non-employee Chairman of the Company’s board of directors. The Rosen Separation Agreement provides that, among other things, the Company shall pay Mr. Rosen $350 in 12 monthly installments, the Company may reimburse Mr. Rosen’s COBRA premiums over a period of 12 months, and the Company will pay Mr. Rosen director fees of $13 per month. Mr. Rosen’s receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Rosen Separation Agreement, consideration for the waiver and release of claims set forth in the Rosen Separation Agreement, and Mr. Rosen’s compliance with the non-disparagement, and other standard covenants set forth in the Agreement.
On February 3, 2021, the Company entered into a Separation Agreement and Release (the “Dorsey Agreement”) with its former Chief Financial Officer, Nicolle Dorsey, under which she continued to provide services to the Company in a temporary support role. Pursuant to the Separation Agreement, upon her final departure from the Company, Ms. Dorsey received (a) an amount equal to six months of notice pay; (b) payment of 100% of Ms. Dorsey’s COBRA premiums for six months; and (c) accelerated vesting of certain options. The foregoing severance payments and benefits, including the accelerated vesting of the equity awards, were conditioned on Ms. Dorsey’s execution of a customary release of claims and compliance with the terms of the Separation Agreement, which included covenants related to confidentiality, non-disparagement and non-solicitation.

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
Certain of our executives have received total compensation in excess of $1,000 such that we may not be allowed the full federal tax deduction otherwise permitted for such compensation.
Outstanding Equity Awards at 2021 Fiscal Year End
The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers as of December 31, 2021. All amounts are in whole dollars.

Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (C$)		Option Expiration Date
Leonid Gontmakher, Chief Executive Officer and Director	12/11/2017 8/22/2019 10/2/2020	1,800,000 466,666 1,500,000	— 466,667 3,000,000	$ $ $	1.00 1.00 0.77	12/11/2022 8/22/2024 10/2/2025
Andrew Thut, Chief Investment Officer & Interim Chief Financial Officer	7/31/2019 8/22/2019 9/15/2020 3/18/2021	1,965,440 333,333 500,000 666,666	— 166,667 — 1,333,334	$ $ $ $	0.10 1.00 0.86 1.63	9/16/2024 8/22/2024 9/15/2025 3/18/2026
Joseph Feltham, Chief Operating Officer	7/31/2019 8/22/2019 9/15/2020 3/18/2021	109,200 500,000 390,800 250,000	— 500,000 — 500,000	$ $ $ $	0.10 0.80 0.86 1.63	9/16/2024 8/22/2024 9/15/2025 3/18/2026
Non-Employee Director Compensation
The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2021. All amounts in the table are in whole dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Josh Rosen	$73,761	$—	$—	$—	$—	$—	$73,761
David Daily	43,000	—	—	—	—	—	43,000
Chetan Gulati	—	—	426,017	—	—	—	426,017
Kathi Lentzsch	104,134	—	6,499	—	—	—	110,633
Eric Rey	43,000	—	—	—	—	—	43,000
Roman Tkachenko	43,000	—	—	—	—	—	43,000
The compensation committee has set the compensation for the independent directors at $43,583 per year, with the board chair receiving $150,000 per year. Directors who are officers, employees, or consultants of the Company receive no compensation. The compensation committee will review the compensation paid to the Company’s directors annually to ensure that the Company’s approach to Board compensation is competitive and reflects best practices taking into account current governance trends.
Compensation Committee Interlocks and Insider Participation
Not applicable to smaller reporting companies.
Compensation Committee Report
Not applicable to smaller reporting companies.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of our common stock as of December 31, 2021 by:

•	each stockholder known by us to beneficially own more than 5% of our SVS;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
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

The percentage of beneficial ownership is based on 592,905,396 SVS outstanding as of December 31, 2021.
The address for each director and executive officer is c/o 4Front Ventures Corp., 5060 N. 40th Street Suite 120, Phoenix, AZ 85018.
The following table sets out information as of December 31, 2021 with respect to security ownership of certain beneficial owners and management.

	Subordinate Voting Shares		Multiple Voting Shares		Total		Voting
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Subordinate Voting Shares	Number Beneficially Owned	% of Total Multiple Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock	% of Voting Capital Stock
Leonid Gontmakher Chief Executive Officer	30,313,057	5.11%	—	—%	30,313,057	5.10%	1.88%
Joseph Feltham Chief Operating Officer	905,840	0.15%	—	—%	905,840	0.15%	0.06%
Andrew Thut Chief Investment Officer	11,823,960	1.99%	154,956	12.14%	11,978,916	2.02%	8.41%
David Daily Director	22,000	—%	—	—%	22,000	—%	—%
Chetan Gulati Director	14,165,346	2.39%	—	—%	14,165,346	2.38%	0.88%
Kathi Lentzsch Director	—	—%	—	—%	—	—%	—%
Eric Rey Director	20,000	—%	—	—%	20,000	—%	—%
Roman Tkachenko Director	14,191,930	2.39%	—	—%	14,191,930	2.39%	0.88%

All Board directors and named executive officers as a group	71,442,133	12.03%	154,956	12.14%	71,597,089	12.04%	12.11%
Camelback Ventures, LLC, Endowment Arm	53,352,000	9.00%	—	—%	53,352,000	8.98%	3.31%

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
The following table sets out information as of December 31, 2021 with respect to the Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	54,282,752	0.75	4,450,776
Equity compensation plans not approved by security holders	—	—	—

Total	54,282,752	$0.75	4,450,776
As of December 31, 2021, the following awards were outstanding under the Stock and Incentive Plan: a total of 54,282,752 options, representing approximately 9.27% of the then outstanding share number. As of December 31, 2021, an aggregate of 4,450,776 options remained available for issuance under the Stock and Incentive Plan, representing approximately 0.75% of the then Outstanding Share Number.
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

Eligible Persons
Any of the Company’s employees, officers, directors, consultants (who are natural persons) are eligible to participate in the Stock and Incentive Plan if selected by the compensation committee (as defined herein) (the
“Participants”
). The basis of participation of an individual under the Stock and Incentive Plan, and the type and amount of any Award that an individual will be entitled to receive under the Stock and Incentive Plan, will be determined by the compensation committee based on its judgment as to the best interests of the Company and its shareholders, and therefore cannot be determined in advance.
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
Options
The compensation committee is authorized to grant Options to purchase Subordinate Voting Shares that are either ISOs meaning they are intended to satisfy the requirements of Section 422 of the U.S. Internal Revenue Code of 1986) (the
“Code”
), or NQSOs, meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Stock and Incentive Plan will be subject to the terms and conditions established by the compensation committee. Under the terms of the Stock and Incentive Plan, unless the compensation committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Stock and Incentive Plan) of the shares at the time of grant. Options granted under the Stock and Incentive Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the compensation committee and specified in the applicable award agreement. The maximum term of an Option granted under the Stock and Incentive Plan will be ten years from the date of grant (or five years in the case of an ISO granted to a 10% shareholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares (at their fair market value on the date of exercise) or by such other method as the compensation committee may determine to be appropriate.

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
Corporate Transactions
The Stock and Incentive Plan provides that, in the event of any reorganization, merger, consolidation, split-up, spin-off, combination, plan of arrangement, take-over bid or tender offer, repurchase or exchange of SVS or other securities of the Company or any other similar corporate transaction or event involving the Company (or the Company shall enter into a written agreement to undergo such a transaction or event), the compensation committee or the board may, in its sole discretion, provide for any of the following to be effective upon the consummation of the event (or effective immediately prior to the consummation of the event, provided that the consummation of the event subsequently occurs): (i) either (A) termination of the Award, whether or not vested, in exchange for an amount of cash and/or other property, if any, equal to the amount that would have been attained upon the exercise of the vested portion of the Award or realization of the Participant’s vested rights, or (B) the replacement of the Award with other rights or property selected by the compensation committee or the board, in its sole discretion; (ii) that the Award be assumed by the successor or survivor company, or a parent or subsidiary thereof, or shall be substituted for by similar Options, rights or awards covering the stock of the successor or survivor company, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices; (iii) that the Award shall be exercisable or payable or fully vested with respect to all Shares covered thereby, notwithstanding anything to the contrary in the applicable Award agreement; or (iv) that the Award cannot vest, be exercised or become payable after a date certain in the future, which may be the effective date of the event.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Roman Tkachenko, a director and Leonid Gontmakher, the Company’s Chief Executive Officer and a director, each hold a 14.28% ownership interest in LI Lending LLC, which extended the Company a real estate improvement/development loan of $50,000 of which $48,682 includes the notes payable and accrued interest less debt discount of $416 that was owed and outstanding as of December 31, 2021.
On November 12, 2020, the Company entered into an Amended and Restated Consulting Agreement (the “Leadership Consulting Agreement”) with Ag-Grow Imports, LLC (“AGI”), a Washington limited liability company owned and controlled by Joshua N. Rosen, chair of the Company’s board of directors, and Maha Consulting LLC (“Maha”), a Puerto Rican limited liability company owned and controlled by Leonid Gontmakher, the Company’s Chief Executive Officer. The Leadership Consulting Agreement provides that, among other things, that AGI shall pay to Maha $33 per month for consulting services rendered to AGI and the Company, including the support of the Company’s intellectual property efforts, key infrastructure projects and leadership services. Additionally, the Leadership Consulting Agreement provides that AGI and/or the Company, each in their sole discretion, may pay cash bonuses and/or issue equity incentive awards to Maha based on its performance under the Leadership Consulting Agreement. The Leadership Consulting Agreement shall continue in full force and effect for a period of 12 months, and shall automatically renew for additional twelve month periods, unless a party to the Leadership Consulting Agreement delivers written notice of non-renewal.

The Company has issued notes receivable to related parties that hold or have applied for cannabis licenses or that have secured real estate that can be used for a cannabis facility. The Company did not have a balance as of December 31, 2021. There was $696 in such notes at December 31, 2020.

Item 14.	Principal Accounting – Fees and Services
Principal Independent Accountant Fees and Services
Davidson & Company LLC (“Davidson”) has served as our independent registered public accounting firm since July 31, 2019. The engagement of Davidson was approved by the audit committee and the board. Davidson completed the audits of the Company for the year ended December 31, 2021 and 2020.
During the years ended December 31, 2021 and 2020, there were no (1) disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Davidson’s satisfaction, would have caused Davidson to make reference thereto in its report on the consolidated financial statements of the Company (as described in Item 304(a)(1)(iv) of Regulation S-K), (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K) or (3) “reportable events as such term is defined in NI 51-102.
Aggregate fees billed by our independent auditors for the years ended December 31, 2021 and December 31, 2020 are detailed in the table below.
Principal Independent Accountant Fees and Services

	2021	2020
Audit Fees(1)	$600,000	$800,000
Audit Related Fees(2)	—	$74,397
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees Paid	$600,000	$874,397

(1)	Fees for audit services on an accrued basis.
(2)	Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3)	Fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees billed by the auditor for products and services not included in the foregoing categories.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1)	Financial statements:
The consolidated balance sheets as of December 31, 2021 and 2020, and the consolidated statements of operations, changes in equity and cash flows for the years ended December 31, 2021 and 2020, together with notes thereto.

(2)	Financial statement schedule: None

(3)	Exhibits required by Item 601 of Regulation S-K:

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Notice of Articles of Registrant	20-F	June 30, 2020	1.1

3.2	Articles of Registrant	20-F	June 30, 2020	1.2

3.3	Amended and Restated Articles of Registrant dated December 23, 2020	10-K	April 7, 2021	3.3

4.1	Description of Securities	20-F	June 30, 2020	2.1

10.1	Business Combination Agreement dated March 1, 2019 between 4Front Holdings LLC, 4Front Corp., 1196260 B.C. Ltd. and Cannex Capital Holdings Inc.	20-F	June 30, 2020	4.1

10.2	Senior secured convertible notes issued by Cannex Capital Holdings Inc. on November 21, 2018 to Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., and Gotham Green Credit Partners SPV 2, L.P.	20-F	June 30, 2020	4.3

10.3	Construction Loan Agreements dated May 10, 2019, by and between Linchpin Investors LLC, a subsidiary of the Corporation, and LI Lending LLC, in the amount of up-to $50,000,000 (later modified to up-to $45,000,000)	20-F	June 30, 2020	4.4

10.4	Stock Purchase Agreement by and among 4Front Holdings LLC, Paul Overgaag, Nathaniel Averill and Healthy Pharms, Inc. dated November 13, 2018	20-F	June 30, 2020	4.5

10.5	Contribution Agreement November 13, 2018 between Mission Partners USA, LLC and 4Front Holdings LLC	20-F	June 30, 2020	4.6

10.6	Agreement and Plan of Merger, dated as of October 6, 2021, by and among 4Front Ventures Corp., New England Cannabis Corporation, Inc., Kenneth V. Stevens, and 4Front NECC Acquisition Co.	8-K	October 8, 2021	10.1

10.7	Membership Interest Purchase Agreement, dated as of October 6, 2021, by and among 4Front Ventures Corp., Kenneth V. Stevens, and Mission Partners RE, LLC	8-K	October 8, 2021	10.2

10.8	Convertible Promissory Note Purchase Agreement, dated as of October 6, 2021, by and among 4Front Ventures Corp., Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC, and HI 4Front, LLC	8-K	October 8, 2021	10.3

10.9	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2022, by and among 4Front Ventures Corp., New England Cannabis Corporation, Inc., Kenneth V. Stevens, and 4Front NECC Acquisition Co.	8-K	February 3, 2022	10.3

10.10	First Amendment to Membership Interest Purchase Agreement, dated as of January 28, 2022, by and among 4Front Ventures Corp., Kenneth V. Stevens, and Mission Partners RE, LLC.	8-K	February 3, 2022	10.4

10.11	Promissory Note and Pledge Agreement, dated as of January 28, 2022, between 4Front Ventures Corp. and Kenneth V. Stevens.	8-K	February 3, 2022	10.5

10.12	Agreement and Plan of Merger, dated as of April 6, 2022, by and among 4Front Ventures Corp., Island Merger Sub, Inc., Island Global Holdings, Inc., and Navy Capital SR LLC	8-K	April 6, 2022	10.1

10.13	Lock-up agreement dated August 22, 2019, by and among 4Front Ventures Corp. and each of Camelback Ventures, LLC, Joshua Rosen, Trevor Pratte, Karl Chowscano, Andrew Thut, Kris Krane, Leo Gontmakher, Arkadi Gontmakher, Vlad Orlovskii, Oleg Orlovskii, Roman Tkachenko and Glenn Backus	20-F	June 30, 2020	4.7

10.14	Amended and restated securities purchase agreement dated July 31, 2019 among Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Credit Partners SPV 2, L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., 4Front Ventures Corp., Cannex Holdings (Nevada) Inc., 4Front Ventures Corp., 4Front U.S. Holdings Inc. and Cannex Holdings (Nevada) Inc., as amended on January 29, 2020 and March 20, 2020	20-F	June 30, 2020	4.8

10.15	Industrial building lease dated September 1, 2015 by and between Kinzie Properties, LLC, 2400 Greenleaf Partners, LLC, and IL Grown Medicine LLC	20-F	June 30, 2020	4.9

10.16	Amended and Restated Class B Proportionate Shares Option Plan +	20-F	June 30, 2020	4.1

10.17	Amended and Restated Stock Option Plan +	20-F	June 30, 2020	4.11

10.18	Form of Director Indemnification Agreement	20-F	June 30, 2020	4.12

10.19	Amended and Restated Consulting Agreement with Ag-Grow Imports, LLC and Maha Consulting LLC	10-K	April 7, 2021	10.15

10.20	Separation Agreement and Release with Joshua N. Rosen dated January 2, 2021	10-K	April 7, 2021	10.16

10.21	Severance, General Waiver and Release Agreement with Nicolle Dorsey dated February 3, 2021 +	10-K	April 7, 2021	10.17

10.22	Membership Interest Purchase Agreement – Denham dated January 1,	10-K	April 7, 2021	10.18

10.23	Membership Interest Purchase Agreement Amendment 1 – Denham dated March 30, 2020	10-K	April 7, 2021	10.19

10.24	Membership Interest Purchase Agreement Amendment 2 – Denham dated August 12, 2020	10-K	April 7, 2021	10.20

10.25	Membership Interest Purchase Agreement – Ethos dated April 30, 2020	10-K	April 7, 2021	10.21

10.26	Asset Purchase Agreement – Ethos dated April 30, 2020	10-K	April 7, 2021	10.22

10.27	LI Lending Amended & Restated Promissory Note dated December 17, 2020	10-K	April 7, 2021	10.23

10.28	Premium Termination Agreement dated August 11, 2020	10-K	April 7, 2021	10.24

21.1	List of Subsidiaries	10-K	April 7, 2021	21.1

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act				x

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code *				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Taxonomy Extension Schema Document				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

+	Indicates management contract or compensatory plan.
*
This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

4FRONT VENTURES CORP.

Date: April 15, 2022	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title:	Date:

/ s / Leo Gontmakher	April 15, 2022
Leo Gontmakher, Chief Executive Officer and Director (Principal Executive Officer)

/ s / David Daily	April 15, 2022
David Daily, Director

/ s / Chetan Gulati	April 15, 2022
Chetan Gulati, Director

/ s / Kathi Lentzsch	April 15, 2022
Kathi Lentzsch, Director

/ s / Roman Tkachenko	April 15, 2022
Roman Tkachenko Director

4FRONT VENTURES CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Directors of
4Front Ventures Corp.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 4Front Ventures Corp. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholder’ equity, and cash flows for the years ended
December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants
April 15, 2022

4FRONT VENTURES CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash	$22,581	$18,932
Accounts receivable, net	1,946	437
Other receivables	289	1,341
Current portion of lease receivables	3,630	3,450
Inventory	20,087	18,037
Current portion of notes receivable	109	264
Prepaid expenses	2,232	2,275

Total current assets	50,874	44,736

Property and equipment, net	42,633	33,618
Notes receivable and accrued interest	—	91
Lease receivables	6,748	7,595
Intangible assets, net	26,246	28,790
Goodwill	23,155	23,155
Right-of-use assets	100,519	62,466
Deposits	5,364	4,305

TOTAL ASSETS	$255,539	$204,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,131	$4,722
Accrued expenses and other current liabilities	9,411	6,427
Taxes payable	23,968	11,502
Derivative liability	3,502	5,807
Current portion of convertible notes	2,784	1,652
Current portion of lease liability	3,629	1,909
Current portion of contingent consideration payable	—	2,393
Current portion of notes payable and accrued interest	3,413	3,372

Total current liabilities	48,838	37,784

Convertible notes	14,641	14,722
Notes payable and accrued interest from related party	48,266	45,362
Long term notes payable	1,709	1,907
Long term accounts payable	1,200	1,600
Contingent consideration payable	2,393	3,103
Deferred tax liability	7,849	6,530
Lease liability	93,111	51,545

TOTAL LIABILITIES	218,007	162,553

SHAREHOLDERS’ EQUITY
Equity attributable to 4Front Ventures Corp.	274,120	250,583
Additional paid-in capital	52,197	42,116
Deficit	(288,857)	(250,548)
Non-controlling interest	72	52

TOTAL SHAREHOLDERS’ EQUITY	37,532	42,203

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,539	$204,756

See accompanying notes to financial statements.

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	For the Years Ended December 31,
	2021	2020
REVENUE
Revenue from sale of goods	$93,387	$46,616
Real estate income	11,179	11,019

Total revenues	104,566	57,635
Cost of goods sold, sale of grown and manufactured products	(36,212)	(11,973)
Cost of goods sold, sale of purchased products	(18,958)	(9,151)

Gross profit	49,396	36,511
OPERATING EXPENSES
Selling and marketing expenses	20,537	23,174
General and administrative expenses	27,782	20,494
Depreciation and amortization	5,102	4,061
Equity based compensation	10,081	5,306
Impairment of goodwill and intangible assets	—	16,748
Foreign exchange (gain) loss	—	(19)
Accretion	—	(643)

Total operating expenses	63,502	69,121

Loss from operations	(14,106)	(32,610)

Other income (expense)
Interest income	15	77
Interest expense	(13,704)	(15,779)
Change in fair value of derivative liability	832	(1,578)
Loss on lease termination	(1,210)	—
Gain on sale leaseback transactions	—	3,345
Gain on restructuring of notes payable	—	380
Gain on extinguishment of debt	—	1,218
Gain on litigation settlement	3,768	—
Loss on investments	—	(759)
Other	47	763

Total other income (expense), net	(10,252)	(12,333)

Net loss before income taxes	(24,358)	(44,943)
Income tax expense	(13,931)	(15,049)
Net loss from continuing operations	(38,289)	(59,992)
Net income from discontinued operations, net of taxes	—	12,987

Net loss	(38,289)	(47,005)
Net income (loss) attributable to non-controlling interest	20	46

Net loss attributable to shareholders	$38,309	$(47,051)

Basic and diluted loss per share	$(0.06)	$(0.09)
Weighted average number of shares outstanding, basic and diluted	590,998,816	520,563,800

See accompanying notes to financial statements.

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Share Capital
	Units	Shares	Amount	Additional Paid- In Capital	Deficit	Total 4Front Ventures Corp. Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2019	—	531,522,819	252,656	25,618	(203,497)	74,777	(17)	74,760
Conversion option and warrants for GGP notes transferred to equity	—	—	—	411	—	411	—	411
Conversion option for convertible notes transferred to equity	—	—	—	5,163	—	5,163	—	5,163
Shares issued for Pure Ratios earnout	—	223,145	94	—	—	94	—	94
Share-based compensation	—	—	—	5,306	—	5,306	—	5,306
Exchange of stock for convertible swap notes	—	(29,448,468)	(13,661)	—	—	(13,661)	—	(13,661)
Conversion of notes to equity	—	4,479,113	1,939	—	—	1,939	—	1,939
Shares issued with exercise of warrants	—	2,686,463	1,352	—	—	1,352	—	1,352
Shares issued for services	—	1,192,640	644	—	—	644	—	644
Issuance of stock for purchase of non-controlling interests	—	3,551,040	231	—	—	231	(231)	—
Derecognition of NCI with the sale of Maryland entities	—	—	—	—	—	—	254	254
Issuance of stock for bought deal	—	24,644,500	8,018	—	—	8,018	—	8,018
Issuance of broker warrants	—	—	—	577	—	577	—	577
Share issuance costs for bought deal	—	—	(690)	—	—	(690)	—	(690)
I ssuance of warrants to Advisors	—	—	—	381	—	381	—	381
Issuance of warrants to LI Lending	—	—	—	4,660	—	4,660	—	4,660
Net loss	—	—	—	—	(47,051)	(47,051)	46	(47,005)

Balance, December 31, 2020	—	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203

Shares issued for Pure Ratios earnout	—	473,491	161	—	—	161	—	161
Shares issued for Om of Medicine earnout	—	535,018	722	—	—	722	—	722
Share-based compensation	—	—	—	10,081	—	10,081	—	10,081
Conversion of notes to equity	—	49,042,797	17,719	—	—	17,719	—	17,719
Shares issued with exercise of stock options	—	2,228,439	1,512	—	—	1,512	—	1,512
Shares issued with exercise of warrants	—	3,058,927	3,423	—	—	3,423	—	3,423
Return of treasury shares	—	(8,320)	—	—	—	—	—	—
Net loss	—	—	—	—	(38,309)	(38,309)	20	(38,289)

Balance, December 31, 2021	—	594,181,604	$274,120	$52,197	$(288,857)	$37,460	$72	$37,532

See accompanying notes to financial statements.

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,289)	$(47,005)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	6,636	8,563
Equity based compensation	10,081	5,306
Change in fair value of derivative liability	(832)	1,578
Accretion of lease liability	4,876	(107)
Write-off of investment	—	759
Write-off of receivable	—	518
Write-off of deposit	—	424
Write-off of fixed asset from terminated lease	1,210	—
Accretion of contingent consideration	505	1,532
Accretion of convertible debenture and interest	4,048	1,009
Accrued interest on notes payable	7,913	3,073
Interest accrued - lease receivable	667	(312)
Deferred taxes	1,319	6,530
Impairment of goodwill and intangibles	—	16,748
Tax adjustment to goodwill	—	(1,406)
Gain on sale of dispensaries	—	(13,454)
Gain on sales lease back	—	(3,345)
Equity issued to pay consulting fees	—	644
Changes in operating assets and liabilities	7,643	5,531

ACTIVITIES	5,777	(13,414)
Net cash provided by (used in) discontinued operating activities	—	(627)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,777	(14,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Long term deposits	(481)	—
Issuance of notes receivable, net of repayments	—	(3,503)
Notes receivable repayments	246	782
Sale of dispensaries and interests in cannabis licenses	1,093	25,423
Sale lease back transactions	—	32,189
Purchases of property and equipment	(13,872)	(13,875)

NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	(13,014)	41,016
Net cash provided by (used in) discontinued investing activities	—	(1,679)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,014)	39,337

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(1,201)	—
Sale of stock with warrants, net of issuance costs	—	12,134
Issuance of convertible notes, net of costs	14,376	8,636
Proceeds from the exercise of warrants	1,949	1,352
Proceeds from the exercise of stock options	1,512	—
Repayment of convertible debentures	—	(37,813)
Repayment of notes payable	(5,750)	(2,317)

NET CASH PROVIDED BY (USED IN) CONTINUED FINANCING ACTIVITIES	10,886	(18,008)
Net cash provided by discontinued financing activities	—	3,503

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	10,886	(14,505)

NET INCREASE (DECREASE) IN CASH	3,649	10,791
CASH, BEGINNING OF YEAR	18,932	8,141

CASH, END OF YEAR	$22,581	$18,932

See accompanying notes to financial statements.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 1: NATURE OF OPERATIONS
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
The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of December 31, 2021, the Company operates six dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. As of December 31, 2021, the Company operates three production facilities in Massachusetts, Illinois and California and produces the majority of products that are sold at its own Massachusetts and Illinois dispensaries. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.
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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 2: SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation and Statement of Compliance
The accompanying consolidated financial statements as of December 31, 2021 and 2020 (the “consolidated financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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
The following are all the subsidiaries and entities that are controlled by the Company that are included in these consolidated financial statements as of and for the years ended December 31, 2021 and 2020:

			Ownership %
Business Name	Entity Type	State of Operations	2021	2020
4Front Holdings, LLC	Holding Company	DE	100%	100%
4Front Advisors, LLC	Consulting Company	AZ	100%	100%
Mission Partners USA, LLC	Investment Company	DE	100%	100%
Linchpin Investors, LLC	Finance Company	DE	100%	100%
Healthy Pharms Inc.	Collocated Cultivation /Production / Dispensary	MA	100%	100%
MMA Capital, LLC	Finance Company	MA	95%	95%
IL Grown Medicine, LLC	Cultivation	IL	100%	100%
Harborside Illinois Grown Medicine, Inc.	Dispensary (allowing for the operation of 2 dispensaries)	IL	100%	100%
Om of Medicine, LLC	Co-located Medical Provisioning Center (Dispensary); Co-located Adult-Use Dispensary	MI	100%	100%
Mission MA, Inc.	Collocated Cultivation / Production /Dispensary	MA	100%	100%
Real Estate Properties LLC	Real Estate Holding	WA	100%	100%
Fuller Hill Development Co, LLC	Real Estate Holding	WA	100%	100%
Ag-Grow Imports LLC	Importer of Equipment	WA	100%	100%
Pure Ratios Holdings, Inc.	Online CBD Retail	DE	100%	100%
4Front California Capital Holdings Inc.	Production Facility	CA	100%	100%
4Front Nevada Corp.	Holding Company	NV	100%	100%
Brightleaf Development LLC	Holding Company	WA	100%	100%
Mission Partners IP, LLC	IP Holding Company	DE	100%	100%
4Front US Holdings, Inc.	Holding Company	DE	100%	100%
4Front Ventures Corp.	Holding Company	Canada	100%	100%

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(e)	Cash and Cash Equivalents
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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

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

Land/ Assets Under Construction	Not Depreciated
Buildings and Improvements	10 - 39 Years
Furniture and Fixtures	5 - 7 Years
Equipment	7 Years
Software	5 Years
Leasehold Improvements	Lesser of Remaining Life of Lease or Useful Life
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
The Company evaluates the recoverability of other long-lived assets, including property and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

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
December 31, 2021 and 2020:

Intangible assets estimated useful life:
Customer Relationships	5 years
Tradenames	1 - 10 years
Non-competition Agreement	2 - 3 years
Know-how (trade secrets)	5 years
Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

(j)	Goodwill
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a business combination is not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.
The Company tests impairment of goodwill in two steps:

1.
Indicators of impairment – a qualitative test to determine whether indicators of impairment (or conversely indicators of non-impairment), collectively “trigger events”, are present by assessing the below. If there is no negative trigger event, no further analysis is necessary. The following factors are considered in a qualitative analysis. If the Company identifies a trigger event during the period in consideration of any of the factors below, the Company will perform a quantitative goodwill assessment. See Step 2 for discussion of the quantitative goodwill assessment.

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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

d.
Overall financial performance such as negative or declining cash flows, negative outlook on future revenue projections, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

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

g.	If applicable, a sustained decrease in share price (consider in both absolute terms and relative to peers)

2.	Quantitative Assessment — In accordance with ASU 2017-04, the Company records an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

(k)	Income Taxes
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
Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 22, the Company is subject to the limitations of IRC Section 280E.

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
The Company’s primary source of revenue is from wholesale of cannabis products to dispensary locations, direct retail sales to eligible customers at the Company-owned dispensaries and rental income. Substantially all of the Company’s retail revenue is from the direct sale of cannabis products.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The following table represents the Company’s disaggregated revenue by source:

	For the Years Ended December 31,
	2021	2020
Retail	$90,811	$45,530
Wholesale	2,576	1,086
Real estate	11,179	11,019

Total	$104,566	$57,635

Real estate income
The Company accounts for leases and subleases with its tenants as finance leases. At the inception of a finance lease, the Company recognizes a lease receivable for the net present value of the future lease payments, derecognizes the underlying assets from property and equipment and derecognize the right-of-use-asset for the lease on any subleased facility. Lease payments received are primarily recognized as real estate income in the Consolidated Statements of Operations. A portion of the lease payment amortizes the lease receivable.
Sale of goods
Revenues consist of consumer packaged goods and retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. The Company recognized sales discounts for the year ended December 31, 2021 of $12,798. Sales discounts were not material during the year ended December 31, 2020.
Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition. Returns were not material during the years ended December 31, 2021 and 2020, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns.
The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment.
For some of its locations, the Company offers a loyalty reward program to its dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2021 and 2020, the loyalty liability totaled $1,175 and $417, respectively, and is included in accrued liabilities on the consolidated balance sheets.
In order to recognize revenue under ASU 2014-09, the Company applies the following five steps:

•	Identify a customer along with a corresponding contract;

•	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

•	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;

•	Allocate the transaction price to the performance obligation(s) in the contract;

•	Recognize revenue when or as the Company satisfies the performance obligation(s).
Accounts receivable
A receivable represents the Company’s right to an amount of consideration that is unconditional (i.e., only the passage of time is required before payment of the consideration).

(m)	Share-based compensation
The stock option plan (Note 16) allows Company directors, employees and consultants to acquire shares of the Company. The Company measures the fair value of services received in exchange for all options granted based on the fair market value of the award as of the grant date. The fair value of options granted is recognized as a share-based compensation expense with a corresponding increase in equity.
Consideration paid on the exercise of stock options is credited to share capital.
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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(n)	Fair Value of Financial Instruments (See Note 19)
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
The Company provides information about its financial instruments measured at fair value at one of three levels according to the relative reliability of the inputs used to estimate the fair value:

•	Level 1 quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2 inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

•	Level 3 inputs for the asset or liability that are not based on observable market data (unobservable inputs).

(o)	Provisions
Provisions are recognized for liabilities of uncertain timing or amount that have arisen as a result of past transactions, including legal or constructive obligations. The provision is measured at the best estimate of the expenditure required to settle the obligation at the reporting date.
Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation would be recognized in the Company’s consolidated statement of operations. The Company has not had any subsequent changes to preliminary balance of their contingent considerations as of December 31, 2021 and 2020.

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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

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
Acquisitions of subsidiaries and businesses are accounted for using the acquisition method. The Company measures goodwill as the fair value of the consideration, less the net recognized amount of the identifiable assets and liabilities assumed, all measured at fair value as of the acquisition date. Any excess of the fair value of the net assets acquired over the consideration, is a gain on business acquisition and would be recognized as a gain in the consolidated statement of operations.
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

(t)	Leases
Lessee
The Company determines if an arrangement is a lease at inception or modification of a contract.
The Company recognizes operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. The operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. For additional information on leases where the Company is the lessee, see Note 10.
The Company leases real estate and sells equipment, supplies and intellectual property to cannabis producers in the state of Washington where the Company is the lessor. Revenue related to real estate income on lease is recognized in accordance with ASC 842, Leases. Using the guidance in ASC 842, we concluded our transactions should be accounted for as operating leases based on the following criteria:

•	The lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

•	The lease does not grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise

•
The lease term is month to month, which does not meet the major part of the remaining economic life of the underlying asset. However, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease.

•	There is no residual value guaranteed and the present value of the sum of the lease payments does not equal or exceed substantially all of the fair value of the underlying asset

•	The underlying asset is expected to have alternative uses to the lessor at the end of the lease term.
Lessor
As a lessor, the Company’s leases are classified as operating and finance leases under ASC 842. Leases, in which the Company is the lessor, are substantially accounted for as operating and financing leases and the lease components and non-lease components are accounted for separately. Rental income from operating leases is recognized on a straight-line basis over the term of each lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and recognized on a straight-line basis over the lease term. At the commencement date of each finance lease, amounts due from lessees are recorded as receivables at the amount of the Company’s lease receivable. Finance lease rental income is allocated to accounting periods so as to reflect a constant periodic rate of return on the Company’s lease receivable over the life of the lease. Initial direct costs related to finance leases are deferred at the commencement date and included in the underlying lease receivable asset and are recognized as income as part of the derecognition of the lease receivable over the life of the lease.

(u)	Use of Estimates
The preparation of the consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results can differ from these estimates.

(v)	Recent Accounting Pronouncements
Recently Adopted

i.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. Adoption of this standard did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Accounting Pronouncements Not Yet Adopted

i.
In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

ii.
In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (Subtopic 815-40)”. ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

iii.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations - Accounting for Contract Assets and Contract Liabilities (Topic 805)”. The amendments in this Update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

Note 3: CAPITAL MANAGEMENT
While the Company believes that its current cash on hand is sufficient to meet operating and capital requirements for the next twelve months, there is substantial doubt about continuing as a going concern that the Company will be able to meet such requirements. The Company may need to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.
Capital is comprised of the Company’s shareholders’ equity. As of December 31, 2021, the Company’s shareholders’ equity was $37,460. There were no changes to the Company’s approach to capital management during the twelve months ended December 31, 2021.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 4: DEPOSITS
Long-term deposits are made up of the following:

	December 31, 2021	December 31, 2020
Deposits on equipment	$—	$1,156
Deposits on inventory	1,660	—
Other long-term deposits	3,704	3,149

Total	$5,364	$4,305

Note 5: INVENTORY
The Company’s inventories include the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Raw Materials - unharvested cannabis	$2,164	$4,693
Raw materials CBD and ingredients	36	214
Work in process - flower and extract	7,780	9,454
Finished goods - cultivation supplies	1,734	886
Finished goods - packaged products	8,373	2,790

Total	$20,087	$18,037

During 2021 and 2020, no inventory was pledged as collateral.
Note 6: NOTES RECEIVABLE

	December 31, 2021	December 31, 2020
NWCS and 7 Point Notes	109	355
Total	$109	$355
Less: notes receivable, current	(109)	(264)

Notes Receivable, long term	$—	$91

(1)	NWCS and 7Point Notes
The Company acquired three notes receivable in the Cannex business combination (Note
1
). The notes bear interest ranging from 10% - 13% per annum and are repayable in installments totaling $22 per month, maturing in 2022.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 7: PROPERTY AND EQUIPMENT
Property and equipment and related depreciation are summarized in the table below:

	As of December 31,
	2021	2020
Land	$—	$150
Buildings & improvements	1,483	3,745
Construction in process	63	19,934
Furniture, equipment & other	13,425	9,968
Leasehold improvements	35,538	5,839

Total	$50,509	$39,636
Less: accumulated depreciation	(7,876)	(6,018)

Total property and equipment, net	$42,633	$33,618

On December 17, 2020, the Company closed two sale and lease back transactions to sell its Olympia, Washington cultivation and processing facility and its Georgetown, Massachusetts combination cultivation, production and dispensary to Innovative Industrial Properties, Inc. (“IIPR”). Under the long-term agreements, the Company will lease back the facilities and continue to operate and manage them. As a result of the sale, the Company disposed of $12,665 of land, buildings, building improvements, and equipment. The Company recognized a gain of $3,345 on the transactions. For further information regarding these transactions, see Note 10 - Leases.
Approximately $33,000 of property and equipment is secured by LI Lending as collateral on the LI Lending note (Note 11). There were no significant contractual commitments for future capital expenditures as of December 31, 2021 and 2020.
Depreciation of property and equipment is computed using the straight-line method over the asset’s estimated useful life. Depreciation expense for the year ended December 31, 2021 and 2020 was $4,092 and $1,052 respectively, of which $1,534 and $3,769 respectively is included in cost of goods sold.
Note 8: INTANGIBLE ASSETS AND GOODWILL
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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non- Competition Agreements	Trademarks	Know- How	Total
Balance, December 31, 2019	$20,146	$2,247	$137	$3,725	$8,892	$35,147
Amortization expense	—	(579)	(94)	(377)	(1,959)	(3,009)
Impairment	—	—	—	(3,348)	—	(3,348)

Balance, December 31, 2020	$20,146	$1,668	$43	$—	$6,933	$28,790
Amortization expense	—	(580)	(43)	—	(1,921)	(2,544)
Balance, December 31, 2021	$20,146	$1,088	$—	$—	$5,012	$26,246

Goodwill

Balance, December 31, 2019	$40,283
Disposal of PHX/Greens Goddess (Note 23)	(5,134)
Tax adjustment to goodwill from Cannex acquisition	1,406
Impairment	(13,400)
Balance, December 31, 2020	$23,155

Balance, December 31, 2021	$23,155

For the year ended December 31, 2020, the Company recorded a decrease of $5,134, from the disposal of PHX Interactive LLC/Greens Goddess Inc. (Note 23)
Goodwill is tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. The Company tests impairment of goodwill in line with the two steps summarized below and further described in “Footnote 2. Significant Accounting Policies (j) Goodwill”:

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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Year ended December 31, 2021
In 2021, management assessed indicators of impairment and concluded the below for the respective reporting units:
Retail, Production and Ancillary Cannabis Reporting Units’
Management did not identify any significant negative triggering events that would suggest it is more likely than not that impairment exists. Therefore, further analysis is not required for these Reporting Units.
Pure Ratios RU
Management considered potential impairment for Pure Ratios RU, as the Company identified triggering events that led to an impairment charge during the year ended December 31, 2020, as discussed below. However, Management concluded as of December 31, 2020 that the entire balance of goodwill and Trademarks for the Pure Ratios RU segment would be written off. As a result, the segment does not have a balance of goodwill or intangible assets remaining as of December 31, 2021. Therefore, further analysis is not required for this Reporting Unit. As the Company did not identify any impairment during the year ended December 31, 2021, the accumulated impairment as of December 31, 202
1
is $13,400, which is equal to goodwill impairment identified for during the year ended December 31, 2020.
Year ended December 31, 2020
In 2020, management assessed indicators of impairment and concluded the below for the respective reporting units:
Retail, Production and Ancillary Cannabis Reporting Units’
Management did not identify any significant negative triggering events that would suggest it is more likely than not that impairment exists. Therefore, further analysis is not required for these Reporting Units.
Pure Ratios RU
Management identified negative triggering events regarding its online CBD business. Management has concluded that the overall financial performance of the entity continues to be worse than expectation, including revenue growth, EBITDA/cash flows, and future growth projections. The Pure Ratio’s business operates at a breakeven (i.e. Zero) profit level and is not expected to improve in the near term. As such, management has determined that the Goodwill and remaining intangible assets associated with the Pure Ratio’s RU are impaired.
The business was purchased by 4Front in 2019 with $32,376 in goodwill allocated to the entity. An impairment charge of $18,876 was recorded against Goodwill allocated to the reporting unit in 2019 due to triggers existing that identified future financial performance would be worse than projected. As a result of the same triggers in 2020, the remaining goodwill of $13,400 and $3,348 in Trademarks were written off as of
December 31, 2020. As the Company did not identify any triggers of impairment in prior periods, the accumulated impairment for the year ended December 31, 202
0
was $13,400.
Note 9: ACQUISITIONS AND BUSINESS COMBINATIONS
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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

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

$6,340

(1)	Consists of $304 held back by the Company to pay certain vendor payables.
(2)	As part of the business combination, 5,496 Class F shares were issued which were valued at $2,676.
Note 10: LEASES
The Company has operating leases for its facilities where the Company conducts its operations. These leases have remaining lease terms ranging from 3.25 year to 19.60 years.
All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Many leases include one or more options to renew the lease at the end of the initial term. The Company considered renewals in its right-of-use assets and operating lease liabilities. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.
The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space.
The Company’s lease agreements occasionally provide an implicit borrowing rate. When implicit borrowing rates are provided, the Company utilizes these implicit borrowing rates to calculate right-of-use assets and liabilities at the end of each reporting period. The Company may enter into leases that do not provide an implicit borrowing rate. When an implicit borrowing rate is not provided, the Company uses a benchmark approach to derive an appropriate imputed discount rate. The Company will benchmark itself against other companies of similar credit ratings and comparable quality and derive an imputed rate.
The Company entered into sale-leaseback transactions for certain of its property and equipment during the year ended December 31, 2020, where the Company has been identified as the seller-lessee. The Company recognized a gain of $3,345 from the sale of the property and equipment in the sale-leaseback transactions, and the Company sold the leased property and equipment for approximately $22,508 during the year ended December 31, 2020. The Company did not enter into any sale-leaseback transactions during the year ended December 31, 2021.
For the year ended December 31, 2021 and 2020 the Company recorded $14,400 and $4,872 in operating lease expense respectively.
Other information related to operating leases as of and for the year ended December 31, 2021 were as follows:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term (in years)	15.1	16.1
Weighted average discount rate	12.2%	14.4%

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(a)	The Company as a Lessee
The following table summarizes the Company’s operating leases:

	Classification - Consolidated Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating Lease Assets	$100,519	$62,466
Liabilities
Current
Operating	Current portion of operating lease liabilities	3,629	1,909
Noncurrent
Operating	Operating lease liabilities	93,111	51,545

Total lease liabilities		96,740	53,454

The components of lease expense, which are included in cost of good sold, general and administrative expenses and selling and marketing expenses, based on the underlying use of the right-of-use asset, were as follows:

	As of December 31,
	2021	2020
Operating lease cost	$14,400	$4,837
Short term lease expense	—	—

Total lease cost	$14,400	$4,837

Maturities of lease liabilities for third-party operating leases as of December 31, 2021 were as follows:

Year Ending December 31	Operating Leases
2022	$14,284
2023	15,433
2024	15,859
2025	16,213
2026	16,594
2027 and thereafter	244,309

Total undiscounted cash flows	322,692
Less discounting	(225,952)

Total lease payments	$96,740

The Company has right-of-use assets and lease liabilities for leased real estate for dispensaries, cultivation and production facilities and office space. The incremental borrowing rate used for leases for 2021 was 10.25 - 18% and was 15 - 18% for 2020.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(b)	The Company as a Lessor:
The Company leases a building in Elma, Washington that is subleased by the Company to a third party. This sublease is classified as a finance lease with a long term lease receivable balance of $6,748 and a short term lease receivable balance of $3,630 as of December 31, 2021 compared to a long term lease receivable balance of $7,595 and a short term lease receivable balance of $3,450 as of December 31, 2020. This lease generated $2,783 of the $11,179 and $3,094 of the $11,019 in real estate income for the year ending December 31, 2021 and 2020, respectively.
The Company owned buildings in Olympia, Washington that were leased to a third party. This lease was classified as a finance lease. On December 17, 2020, the Company sold the Olympia building and other assets as part of a sale and leaseback transaction and this lease was cancelled. The Company applied ASC 842 to a new sublease to the same third party and classified the new sublease as an operating lease. The lease receivable was sold to the purchaser of the assets as part of the sale and leaseback transaction. This lease generated $8,396 of the $11,179 and $7,925 of the $11,019 in real estate income for the year ending December 31, 2021 and 2020, respectively.
The following table summarizes changes in the Company’s lease receivables:

	December 31, 2021	December 31, 2020
Balance, beginning of the year	$11,045	$33,500
Sale of assets in sale lease back	—	(22,508)
Interest	2,783	11,019
Lease payments received	(3,450)	(10,966)
Balance, end of the period	10,378	$11,045
Less current portion	(3,630)	(3,450)

Long-term lease receivables	$6,748	$7,595

Future minimum lease payments receivable (principal and interest) on the leases are as follows:

As of December 31, 2021
2022	$3,630
2023	1,575
2024	—
2025	—
Thereafter	—
Total minimum lease payments	5,205

Effect of discounting	(948)
Present value of minimum lease payments	4,257
Present value of residual value of leased property	6,121
Total lease receivable	10,378
Current portion lease receivable	(3,630)

Long-term lease receivable	$6,748

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 11: NOTES PAYABLE AND CONVERTIBLE NOTES
The Company’s notes payable and convertible notes are as follows:

	Gotham Green Partners, LLC	LI Lending, LLC	May 2020 Convertible Notes	May 2020 Convertible Notes (Swap)	October 2021 Convertible Note	Other Loans	Total
Balance, December 31, 2019	$35,607	$44,289	$—	$—	$—	$8,093	$87,989

Loans advanced, net	2,810	—	5,827	—	—	509	9,146
Equity exchanged	—	—	—	13,661	—	—	13,661
Equity component	(692)	—	(3,982)	—	—	(1,168)	(5,842)
Accretion income	(643)	—	—	—	—	—	(643)
Loan payments	(39,855)	(6,840)	—	—	—	(685)	(47,380)
Gain on extinguishment of debt	(1,218)	—	—	—	—	—	(1,218)
Converted to equity	—	—	(145)	(1,794)	—	—	(1,939)
Accrued interest	3,991	7,913	1,155	—	—	182	13,241

Balance, December 31, 2020	$—	$45,362	$2,855	$11,867	$—	$6,931	$67,015

Loans advanced, net	—	—	—	—	14,376	930	15,306
Loan payments	—	(4,671)	—	—	—	(1,079)	(5,750)
Converted to equity	—	—	(5,852)	(11,867)	—	—	(17,719)
Accrued interest	—	7,575	2,997	—	265	1,124	11,961

Balance, December 31, 2021	$—	$48,266	$—	$—	$14,641	$7,906	$70,813
Less current portion	—	—	—	—	—	(6,197)	(6,197)
Long-term portion	—	48,266	—	—	14,641	1,709	64,616

Convertible Notes
On May 14, 2020, the Company issued $5,827 in convertible notes to existing investors in the Company. The notes pay interest of 5% per annum and have a maturity date of February 28, 2022. The notes can be converted into Class A Subordinate Voting Shares of the Company for $0.25 per share at any time at the option of the holder. The Company can require mandatory conversion at any time that the Company’s stock price remains above $0.50 for 45 consecutive days. In 2021, the Company enacted the mandatory conversion feature and converted the May 2020 Convertible Note balance to subordinate voting shares.
As part of issuing the convertible notes, the investors were given the right to exchange stock in the Company into separate convertible notes (swap notes). In total 29,448,468 shares with a value of $13,661 were exchanged for $13,661 in convertible notes. These notes were effective May 28, 2020, have a maturity date of May 28, 2025, and can be converted into Class A Subordinate Voting Shares of the Company for $0.46 per share at any time at the option of the holder. The notes pay no interest if the Company’s annual revenue is greater than $15,000, and 3% annually otherwise. The Company can require mandatory conversion at any time that the Company’s stock price remains above $0.92 for 45 consecutive days. In 2021, the Company exercised the mandatory conversion feature and converted the May 2020 Convertible Note (Swap) balance to subordinate voting shares.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

On October 6, 2021, the Company entered into a convertible promissory note purchase agreement for $15,000, less issuance costs of $624, resulting in net proceeds of $14,376. The notes pay interest of 6% per annum and have a maturity date of October 6, 2024. The notes can be converted into Class A Subordinate Voting Shares of the Company for $1.03 per share at any time at the option of the holder. As of December 31, 2021, no payments have been made for this loan.
Gotham Green Partners LLC
Through the Cannex business combination (Note
1
), the Company assumed senior secured convertible notes issued to Gotham Green Partners LLC (“GGP”). The convertible loan had a fair value on acquisition of $39,881 which was determined as the present value of the loan and the fair value of the conversion feature. The fair value of the conversion feature was determined to be $4,874 based on the acquisition date intrinsic value of the option. Upon acquisition, the Company reclassified the fair value of the conversion feature to equity. The Company used an independent valuation company to value the notes as of July 31, 2019 using a 10.25% discount rate which management determined was the rate for similar notes with no conversion feature or warrants. The notes were repaid in full in December 2020.
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
LI Lending LLC
On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50,000. LI Lending LLC is related because an officer of the Company is a part-owner of LI Lending LLC. As of December 31, 2021, the Company had drawn $45,000 on the loan in two amounts, an initial $35,000 and a final $10,000, both bearing a 10.25%
and 12.25% interest rate, respectively. The outstanding balance as of December 31, 2021 is $48,682, less debt discount of $416, for a net balance of $48,266. See Note 17 for further discussion of this related party transaction.
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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

In December 2020, the loan was amended to allow for the release of collateral for the sale lease back transactions described in Note 10 above, which was entered into with Innovative Industrial Properties, Inc. (“IIPR”). The amendment increased both interest rates by 2.5% on the loan amounts but allowed the payments resulting from the incremental interest to be deferred until January 1, 2022. The Company elected to defer payment, and the additional 2.5% interest is accrued each month and added to the balance of the loan. The Company is still required to make interest-only payments monthly of 10.25% on the initial $33,000 and 12.25% on the final $10,000 of the loan until January 1, 2022 when the interest rates of 12.75% for the initial $33,000 and 14.75% for the final $10,000 will take effect for the remaining term.
The loan matures on May 10, 2024. An exit fee of 20% of the principal balance will be due as principal is repaid. Accrued interest expense of $7,575 includes a loan discount accretion expense of
$125
for the year ended December 31, 2021. Monthly interest-only payments are required, and the Company has paid all interest due as of December 31, 2021.
Other
Outstanding as of December 31, 2021 were other payables totaling $7,906 which include notes issued as part of the acquisitions of Healthy Pharms and Arkansas entities as follows:

Other
Subsidiary	Terms	December 31, 2021	December 31, 2020
Healthy Pharms Inc.	Unsecured convertible note at $0.50 per share due December 18, 2022 at 10% per annum (1)	$2,784	$1,652
Healthy Pharms Inc.	Unsecured promissory note, due November 18, 2021 at 12% per annum (Note 24)	3,213	2,823
Arkansas Entities	Unsecured Promissory note, monthly interest payments at 14% per annum	1,709	1,907
Equipment Loans	Secured by equipment, monthly payments beginning in 2021 at 15% per annum	49	512
Other	Various	151	37
Total Notes Payable and Convertible Notes		$7,906	$6,931

(1)
In November 2021, the unsecured convertible note was modified to be due and payable in full on or before December 18, 2022. The Company concluded the extension resulted in a debt modification under
ASC 470
.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Future minimum payments on the notes payable and convertible debt are as follows:

December 31, 2021
2022	$6,186
2023	—
2024	65,625
2025	—
2026	—
Thereafter	—

Total minimum payments	71,811
Effect of discounting	(998)

Present value of minimum payments	70,813
Less current portion	(6,197)

Long-term portion	$64,616

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 12: GENERAL AND ADMINISTRATIVE EXPENSES
For the year ended December 31, 2021 and 2020, general and administrative expenses were comprised of:

	As of December 31,
	2021	2020
Salaries and benefits	$6,024	$8,008
Professional Services	7,690	6,628
Other general and administrative	14,068	5,858

	$27,782	$20,494

Note 13: SHARE CAPITAL AND EQUITY
The Company has authorized an unlimited number of Class A Subordinate Voting Shares (“SVS”) and Class C Multiple Voting Shares (“MVS”), all with no par value. In December 2020, the shareholders of the Company passed a resolution to permit the Company to convert all Class B Subordinate Voting Shares (“PVS”) shares into Class A shares and cancel the Class B PVS equity class, which occurred in 2020.
All share classes are included within share capital in the consolidated statements of stockholder’s equity on an as converted basis. Each share class is entitled to notice of and to attend at any meeting of the shareholders, except a meeting of which only holders of another particular class of shares will have the right to vote. All share classes are entitled to receive dividends, as and when declared by the Company, on an as-converted basis, and no dividends will be declared by the Company on any individual class unless the Company simultaneously declares or pays dividends on all share classes. No subdivision or consolidation of any share class shall be made without simultaneously subdividing or consolidating all share classes in the same manner.
Voting shares activity for the years ended December 31, 2021 and 2020 is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2019	530,246,611	1,276,208	531,522,819
Share capital issuances	7,328,433	—	7,328,433
Balance, December 31, 2020	537,575,044	1,276,208	538,851,252
Share capital issuances	55,330,352	—	55,330,352

Balance, December 31, 2021	592,905,396	1,276,208	594,181,604

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

Series	Shares outstanding as of December 31, 2021	As converted to SVS Shares
Class A - Subordinate Voting Shares	592,905,396	592,905,396
Class C - Multiple Voting Shares	1,276,208	1,276,208

	594,181,604	594,181,604

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

On November 23, 2020, the Company closed a brokered private placement and issued 24,644,500 Units at a price of C$ 0.70 per Unit. Each Unit is comprised of one subordinate voting share of the Company and one-half of a subordinate voting share purchase warrant. Each whole warrant entitles the holder to purchase one subordinate voting share for a period of two years from the date of issuance at an exercise price of C$ $0.90 per subordinate voting share. Net proceeds from this transaction were $11,557 net of share issuance costs of $690.
Because of the Canadian dollar denominated exercise price, these warrants do not qualify to be classified within equity and are therefore classified as derivative liabilities at fair value with changes being reported through the statement of operations. On November 23, 2020, the warrants were valued using the Black Scholes option pricing model at $4,229 using the following assumptions: Share Price: C$0.94; Exercise Price: C$0.90; Expected Life: 2 years; Annualized Volatility: 87.73%; Dividend yield: 0.00%; Discount Rate: 0.16%; C$ Exchange Rate:1.31.
On December 31, 2021, the warrants were revalued using the Black Scholes option pricing model, using the following assumptions: Share Price: C$1.27; Expected Life: 0.9 years; Annualized Volatility: 46.23%; Dividend yield: 0%; Discount Rate: 0.39%; C$ Exchange Rate: 1.27. The decrease
in the value of the derivative liability of $832 is reflected in the statement of operations as a $832 gain
on the change in fair value of the derivative liability.
Note 14:

WARRANTS
As of December 31, 2021, there were share purchase warrants outstanding to purchase up to 26,192,237 SVS shares:

Series	Number of warrants	Weight-average exercise price
Balance, December 31, 2019	42,186,503	$1.14
Issued	29,291,614	0.72
Exercised	(2,686,463)	0.53
Expired	(26,018,662)	1.10

Balance, December 31, 2020	42,772,992	0.90
Exercised	(3,058,927)	0.66
Expired	(13,521,828)	1.26

Balance, December 31, 2021	26,192,237	$0.75

As of December 31, 2021, the Company has the following warrants outstanding and exercisable.

Warrants Outstanding	Exercise Price		Expiry Date
10,403,150	C$	0.90	November 23, 2022
298,085	C$	0.70	November 23, 2022
12,135,922		0.82	December 17, 2022
2,230,080		0.67	January 29, 2023
625,000	C$	0.80	October 6, 2024
500,000	C$	0.80	October 6, 2025

26,192,237

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 15: NON-CONTROLLING INTERESTS
The non-controlling interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

	As of December 31,
	2021	2020
Summarized statements of financial position	MMA Capital	MMA Capital
Current assets	—	—
Current liabilities	—	—

Current net assets	—	—
Non-current assets	14,620	13,807
Non-current liabilities	—	—

Non-current net assets	14,620	13,807

	Premium Medicine of Maryland	Silver Spring Consulting Group	MMA Capital	Total
Balance at December 31, 2019	$(350)	$145	$188	$(17)
Purchase price of non-controlling interest	390	(136)	(231)	23
Net income attributable to NCI	(40)	(9)	95	46

Balance at December 31, 2020	—	—	52	52
Net income attributable to NCI	—	—	20	20

Balance at December 31, 2021	$—	$—	$72	$72

Note 16: SHARE-BASED COMPENSATION
The Company adopted two equity incentive plans where the Company may grant Class A stock options. Under the terms of the plans, the maximum number of stock options which may be granted are a total of 10% of the number of shares outstanding assuming conversion of all shares to SVS. The exercise price for stock options issued under the plans will be set by the compensation committee of the board of directors but will not be less than 100% of the fair market value of the Company’s shares on the grant date. Stock options have a maximum term of
10
years from the date of grant. Stock options vest at the discretion of the Board.
As of December 31, 2021, the Company had the following options outstanding and exercisable on an as-converted basis:

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Grant Date	Strike Price in CADS	Outstanding Options	Exercisable Options	Life Remaining (years)
July 31, 2019	0.10	6,245,840	6,245,840	2.71
July 31, 2019	1.00	7,783,332	7,783,332	0.95
July 31, 2019	1.00	1,166,667	1,166,667	1.76
July 31, 2019	1.50	508,333	508,333	2.45
July 31, 2019	1.50	800,000	800,000	2.46
August 22, 2019	0.80	5,237,720	3,421,053	2.64
August 22, 2019	1.00	6,150,000	4,266,667	2.64
November 1, 2019	0.80	1,200,000	800,000	2.84
February 3, 2020	0.80	375,000	141,667	3.10
June 8, 2020	0.80	25,000	8,333	3.44
July 31, 2020	0.80	1,200,000	1,133,333	3.58
September 15, 2020	0.86	7,315,860	7,315,860	3.71
October 2, 2020	0.77	3,000,000	3,000,000	3.76
November 24, 2020	0.94	1,675,000	1,675,000	3.90
December 2, 2020	1.11	2,900,000	2,900,000	3.92
December 21, 2020	1.06	1,200,000	400,000	3.98
March 18, 2021	1.63	6,650,000	2,216,667	4.21
April 2, 2021	1.36	200,000	66,667	4.25
April 21, 2021	1.58	175,000	58,333	4.31
June 23, 2021	1.56	450,000	250,000	4.48
November 11, 2021	1.33	25,000	—	4.87
		54,282,752	44,157,752	2.97
Stock option activity is summarized as follows:

	Number of Options	Weighted Average Price CAD$	Weighted Average Years
Balance December 31, 2019	40,028,465	0.86	4.12
Granted	19,190,960	0.90	5.00
Exercised	—	—	—
Forfeited/ Expired	(8,792,360)	1.04	—

Balance December 31, 2020	50,427,065	0.84	3.72
Granted	7,900,000	1.62	5.00
Exercised	(2,737,326)	1.04	—
Forfeited/ Expired	(1,306,987)	0.43	—

Balance December 31, 2021	54,282,752	0.94	2.97
During the year ended December 31, 2021 and 2020, the Company recognized share-based compensation of $10,081 and $5,306 respectively.
Cashless Exercises
During the year ended December 31, 2021, the Company issued an aggregate of 2,228,439 shares of the Company’s Class A shares pursuant to the exercise of 2,737,326 options. As part of the Company’s equity incentive plans, the Company has a cashless exercise option. The Company withheld exercised shares from the holders to cover the strike price upon issuance. The number of options exercised under the cashless method was 908,220, with shares withheld to cover these costs as of December 31, 2021 being 508,887, resulting in total shares issued to option holders upon cashless exercise of options of being
 399,333.
In determining the amount of equity-based compensation during the year, the Company used the Black-Scholes option pricing model to establish fair value of options granted during the year with the following key assumptions:

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	2021	2020
Risk-Free Interest Rate	0.87%	0.38%
Expected Life (years)	5.00	5.00
Expected Annualized Volatility	86.20%	87.73%
Expected Dividend Yield	—	—
Note 17: RELATED PARTIES
Related party transactions
Roman Tkachenko, a director and Leonid Gontmakher, the Company’s Chief Executive Officer and a director, each hold a 14.28% ownership interest in LI Lending LLC, which extended the Company a real estate improvement/development loan of $50,000 of which $48,682 includes the notes payable and accrued interest less debt discount of $416 that was outstanding as of December 31, 2021. Of the $48,682 outstanding at December 31, 2021, $7,575 represents interest accrued through December 31, 2021. See Note 11 for details on the outstanding note payable.
Leonid Gontmakher, Chief Executive Officer of the Company, holds an interest in an entity related to iWolf Management, LLC, an online marketing company serving the online CBD market which provided online marketing services during 2020 and 2019 for the Company’s Pure Ratios division. Pure Ratios paid $313 and $4,875 for the years ended December 31, 2021 and 2020 respectively, to this vendor for management fees, pass through marketing costs and customer service.
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
7Point and the Company are parties to a commercial sublease expiring May 31, 2023 with one five-year renewal option. The Company recognized as interest revenue for the year ended December 31, 2020 is $1,190 on the lease receivable for this lease.
Note 18: CONTINGENCIES

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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(b)	Contingent consideration payable
As part of the acquisition of Om of Medicine, LLC and Cannex’s prior acquisition of Pure Ratios, the Company is subject to contingent consideration payable to the sellers. The fair value of the contingent consideration, which is based on specific revenue levels achieved over a 2-3-year period, is as follows:

	Om of Medicine	Pure Ratios	Total
Balance, December 31, 2019	$3,964	$1,500	$5,464
Accretion	758	—	758
Changes in fair value	774	—	774
Payments and settlements	—	(1,500)	(1,500)

Balance, December 31, 2020	5,496	—	5,496
Accretion	505	—	505
Payments and settlements	(1,201)	—	(1,201)
Notes issued (Note 11)	(485)	—	(485)
Shares Issued	(722)	—	(722)
Reclass to accrued expenses and other current liabilities	(1,200)	—	(1,200)

Balance, December 31, 2021	2,393	—	2,393
Less: current potion	—	—	—

Long-term portion	$2,393	$—	$2,393
The contingent consideration payable is measured at fair value based on unobservable inputs and is considered a Level 3 financial instrument. The determination of the fair value of these liabilities is primarily driven by the Company’s expectations of the respective subsidiaries achieving certain milestones. The expected milestones were assigned probabilities and the expected related cash flows were discounted to derive the fair value of the contingent consideration. For the year ended December 31, 2021, the Company determined the outstanding current contingent consideration payable of $1,200 is no longer deemed contingent consideration and therefore reclassed the balance to accrued expenses and other current liabilities. The remaining balance of contingent consideration as of December 31, 2021 is $2,393, all of which is a long-term contingent consideration.
OM of Medicine:
The contingent consideration payable is determined as the amount in excess of gross sales of $3,400 (for fiscal 2020 and 2021) and $3,500 (2022) to a maximum payable of $6,000.

During the year ended December 31, 2021, the Company incurred $505 of accretion expense, recorded $1,201 in payment and settlements of contingencies, issued $485 in notes during the year to satisfy contingencies due to OM of Medicine, and issued $722 of shares issued for OM of Medicine earnout (see Statements of Changes In Stockholders’ Equity). The Company also reclassed the $1,200 current portion of the contingent consideration, as discussed above, to accrued expenses and other current liabilities, as the current portion was determined to no longer be contingent at December 31, 2021.
At December 31, 2020, the probability of achieving all milestones to Om of Medicine’s contingent consideration payable was estimated to be 100% and the contingent liability was increased by $774 and a loss on the fair value adjustment was recorded to Other in Other Income (Expense), Net on the Consolidated Statements of Operations.
Pure Ratios:
Contingent consideration of $750 was earned during 2019 due to CBD sales reaching a milestone, and stock was issued to the seller with a value of $94. Per an amendment to the agreement, $656 of the earned consideration was used to reduce the principal of a note receivable. In 2020 an additional $750 was earned due to CBD sales and was used to pay down the note receivable. As of December 31, 2020, $167 due to Pure Ratios was recorded in accounts payable and was settled during the year ended December 31, 2021 through the issuance of 473,491 Class A shares.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(c)	Legal Matters
From time to time, the Company may be involved in certain disputes arising in the ordinary course of business. Such disputes, taken in the aggregate, are not expected to have a material adverse effect on the Company. There are no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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
In December 2021, the Company settled a dispute with an undisclosed defendant. As part of the settlement, the Company recorded a gain on the settlement of $3,768.
On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleges that the Company has breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claims damages of approximately $19,000 in connection with its claim that it obtained benefits for the Company allegedly valued at over $129,000. The Company denies these allegations, denies the Company has obtained such benefits, disputes Savills’ characterization of the facts, and denies liability. The Company has filed a counterclaim against Savills alleging breach of contract by Savills
Note 19: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT
ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. The Company follows this authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America, and expands disclosures about fair value measurements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

Level 3	Inputs for the asset or liability that are not based on observable market data (unobservable inputs).
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2021 and 2020. The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s notes receivable, lease receivables, contingent consideration payable, derivative liabilities, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rate of interest. These measurements were identified as Level 1 measurements, due to the proximity of fair value to carrying values. The fair value of stock options granted were estimated based on a Black-Scholes model during the years ended December 31, 2021 and 2020. The estimated fair value of the derivative liabilities, which represent warrant liabilities that are denominated in Canadian Dollar, represent Level 3 measurements. The assumptions that the Company used in the fair valuation of derivative liabilities as of December 31, 2021 are disclosed in Note 13.
The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$3,502	$—	$—	$3,502

Total liabilities	$3,502	$—	$—	$3,502

	Fair value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$5,807	$—	$—	$5,807

Total liabilities	$5,807	$—	$—	$5,807

There were no transfers between fair value levels during the years ended December 31, 2021 and the year ending December 31, 2020.

(a)	Financial – Risk Management
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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

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
The Company maintains cash with federally insured financial institutions. As of December 31, 2021 and 2020, the Company exceeded federally insured limits by approximately $10,866 in 2021 and $5,000 in 2020. The Company has historically not experienced any losses in such accounts. As of December 31, 2021, the Company held approximately $29 in cash in a Canadian account that is denominated in C$.
As of December 31, 2021 and 2020, the maximum credit exposure related to the carrying amounts of accounts receivable, notes receivable and lease receivables was $12,722 and $13,178 respectively.

(c)	Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due.
The Company has the following gross contractual obligations as of December 31, 2021, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$11,542	$1,200	$—	$—	$12,742
Convertible notes, notes payable and accrued interest	6,197	64,616	—	—	70,813
Contingent consideration payable	—	2,393	—	—	2,393

Total	$17,739	$68,209	$—	$—	$85,948

(d)	Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company’s secured convertible notes with GGP (Note 11) had variable interest rates and were paid in full in December 2020.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(e)	Foreign Exchange Risk
The Company is exposed to exchange rate fluctuations between United States and Canadian dollars. The Company’s share price is denominated in Canadian dollars. If the Canadian dollar declines against the United States dollar, the United States dollar amounts available to fund the Company through the exercise of stock options or warrants will be less. The Company also has bank accounts with balances of $29 in Canadian dollars. The value of these bank balances if converted to U.S. dollars will fluctuate. While the Company maintains a head office in Canada where it incurs expenses primarily denominated in Canadian dollars, such expenses are a small portion of overall expenses incurred by the Company. The Company does not have a practice of trading derivatives and does not engage in “natural hedging” for funds held in Canada.

(f)	Other Price Risk
Price risk is the risk of variability in fair value due to movements in equity or market prices. The Company is subject to risk of prices to its products due to competitive or regulatory pressures.
Note 20: SEGMENT INFORMATION
Reportable Segments
Operating segments are components of the Company that combine similar business activities, with activities grouped to facilitate the evaluation of business units and allocation of resources by the Company’s board and management. As of December 31, 2021, the Company had two reportable segments:

•
THC Cannabis – Production and cultivation of THC cannabis, manufacturing and distribution of cannabis products to own dispensaries and third-party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

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

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The below table presents revenues by type for the years ended December 31, 2021 and 2020:

	2021	2020
Net Revenues
THC Cannabis	$102,262	$50,041
CBD Wellness	2,304	7,594
Corporate	—	—

Total Net Revenues	$104,566	$57,635

Depreciation and Amortization
THC Cannabis	$5,087	$3,982
CBD Wellness	15	79
Corporate	—	—

Total Depreciation and amortization	$5,102	$4,061

Assets
THC Cannabis	$238,933	$186,899
CBD Wellness	805	2,198
Corporate	15,801	15,659

Total Assets	$255,539	$204,756
Goodwill assigned to the THC Cannabis segment as of December 31, 2021 and December 31, 2020 was $23,155. Intangible assets, net assigned to the THC Cannabis segment as of December 31, 2021 and December 31, 2020 was $26,246 and $28,790, respectively.
The Company did not have any Goodwill or intangible assets assigned to the CBD Wellness segment as of December 31, 2021 and December 31, 2020.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 21: SUPPLEMENTARY CASH FLOW INFORMATION
Changes in non-cash working capital:

	December 31, 2021	December 31, 2020
Changes in operating assets and liabilities
Accounts receivable and other receivables	$(1,550)	$(781)
Inventory	(2,050)	(9,159)
Prepaid expenses	44	298
Deposits	(578)	1,506
Accounts payable and accrued liabilities	(689)	3,078
Taxes payable	12,466	10,589
	$7,643	$5,531
Supplemental disclosure of non-cash investing and financing activities:

	December 31, 2021	December 31, 2020
Equity portion of warrants recorded through derivative liability	$1,473	$—

Issuance of debt to pay contingent consideration	$485	$—

Exchange of convertible debt to equity	$17,719	$—

Issuance of debt to acquire property and equipment	$445	$—
Issuance of equity to pay contingent consideration	$883	$—
Change in right-of-use assets and lease liabilities	$357	$—

•	Cash paid for interest for the years ended December 31, 2021 and 2020 was $4,924 and $6,655 respectively.

•	Cash paid for income taxes for the year ended December 31, 2021 was $183. The Company did not make any cash payments for income taxes during the year ended December 31, 2020.
Note 22: INCOME TAXES
As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The following table sets forth the components of income tax (benefit) expense for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Net current taxes:
U.S. Federal	$10,021	$7,587
U.S. State	2,591	2,750
Deferred Taxes:
U.S. Federal	1,090	3,749
U.S. State	229	1,375

Total	$13,931	$15,461

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Loss before income taxes (continuing and discontinued operations)	$(24,358)	$(31,544)
Statutory tax rate	21.00%	21.00%

Expense based on statutory rates	(5,115)	(6,624)
Permanent non-deductible items	12,445	14,036
Non-controlling interests	—	315
State taxes	2,286	1,650
Change in state rate	513	(14)
Change in valuation allowance	604	119
Canadian losses	(513)	(330)
Interest and penalties	2,124	—
Intangibles deferred tax true-up	—	6,004
Lease deferred tax true-up	1,048	—
Return-to-provision	313	—
Other adjustment s	226	305
Less taxes on discontinued operations	—	(412)

Income Tax expense	$13,931	$15,049

The following tables set forth the components of deferred income taxes as of December 31, 2021 and 2020:

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating losses	$1,375	$1,403
Lease liabilities	26,023	9,660
Other	504	177

Total deferred tax assets	27,902	11,240
Valuation allowance	(1,375)	(771)

Total net deferred tax assets	26,527	10,469

Deferred tax liabilities
Property and equipment	(879)	(1,299)
Intangible assets	(5,828)	(5,859)
Right- of - use assets	(27,585)	(9,841)
Other	(84)	—

Total net deferred tax liabilities	(34,376)	(16,999)

Total adjusted deferred tax liabilities	$(7,849)	$(6,530)

As of December 31, 2021, the Company has gross state net operating losses of approximately $2,462, which begin to expire in 2029, and gross Canadian net operating losses of approximately $4,564, which begin to expire in 2039. Pursuant to Section 382 of the Internal Revenue Code, utilization of net operating losses and may be subject to annual limitations in the event of a change in ownership of the Company. These annual limitations may result in the expiration of net operating losses prior to utilization.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than note that some portion or all of the deferred tax assets will not be realized. The Company assesses the positive and negative evidence to determine if sufficient future taxable income will be generated at use its existing deferred tax assets. The Company has recorded a valuation allowance related to its state and Canadian net operating loss carryforwards as of December 31, 2021 and 2020 in the amount of $1,375 and $771, respectively.
As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company does not anticipate any significant unrecognized tax benefits to arise within the next twelve months. The Company recorded penalties and interest related to outstanding income tax liabilities in the amount of $2,124 for the period ending December 31, 2021. As of December 31, 2021, the Company has recorded $2,544 of accrued penalties and interest related to outstanding income tax liabilities – which is included within Taxes Payable on the Company’s balance sheet.
The Company files income tax returns in the US, various state jurisdictions, and Canada, and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item on these returns. The corporate statute of limitations for these jurisdictions remains open for the 2019 tax year to the present. Prior to July 31, 2019, the Company was treated as a partnership for income tax purposes and tax income and losses generated from operations were passed through to the Company’s individual members.

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 23: DISPOSALS AND DISCONTINUED OPERATIONS
On January 21, 2020, the Company sold two management companies that controlled two Arkansas cannabis licenses to a third party for $2,000. A gain of $2,000 is included in gain on sale of subsidiaries in the consolidated statements of operations. The entities sold had no operations through the sale date.
On March 20, 2020, the Company completed the divestiture of PHX Interactive LLC and control of Greens Goddess Inc. through a sale to a third party for $6,000 in cash. The Company paid a $348 fee to a lender in exchange for allowing the Company to sell the dispensary. This fee is recorded as a disposal cost and is netted with gains as part of gain on sale of subsidiaries in the Consolidated Statements of Operations. Revenue and expenses, gains or losses relating to the discontinuation of these operations have been eliminated from the profit or loss from the Company’s continuing operations and are shown as part of a single line item for net loss from discontinued operations in the consolidated statements of operations
.

The following sales of the Company’s dispensaries and management companies were recorded as gains on sale of subsidiaries in the consolidated statements of operations. Revenue and expenses, and gains or losses relating to the discontinuation of these operations have been eliminated from profit or loss from the Company’s continuing operations for all periods presented and are shown as part of a single line item in the consolidated statements of operations.
On May 7, 2020, the Company completed the sale of the Mission Pennsylvania II LLC dispensary to a third party for $10,550 cash.
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
The entities that were sold during the year ended December 31, 2020 were part of the THC Cannabis segment (Note 20). Below is a summary of the net income or loss from discontinued operations that is shown as a single line item for the year ended December 31, 2020:

Year ended December 31,
2020
REVENUE	$12,482
Cost of Goods Sold	(8,057)

Gross profit	4,425
OPERATING EXPENSES
Selling and marketing expenses	3,899
Depreciation and amortization	472

Total operating expenses	4,371

Income (loss) from operations	54
Interest expense	(109)
Gain on sale of subsidiaries	13,454

Net income (loss) before income taxes	13,399

Income tax expense	(412)

Net income (loss) after income tax expense	$12,987

Cash flows generated by the discontinued operations are reported as single line items in each section of the consolidated interim statements of cash flows and are summarized as follows:

4 FRONT VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Year ended December 31,
2020
Net cash provided by (used in) operating activities	$(627)
Net cash provided by (used in) investing activities	(1,679)
Net cash provided by (used in) financing activities	3,503

Cash flows from discontinued operations	$1,197

Note 24: SUBSEQUENT EVENTS
On January 14, 2022, the Healthy Pharms Inc. Unsecured promissory note (Note 11) with the outstanding balance of $3,213 at December 31, 2021, was settled in shares. In conjunction with the settlement agreement, the Company agreed to issue a total of 6,235,512 class A subordinate voting shares to the noteholder to settle outstanding debt. The settlement was signed and agreed upon by both parties on the date of the agreement, January 14, 2022.
On January 28, 2022, the Company entered into the first amendment of the merger agreement with New England Cannabis Corporation, Inc., a Massachusetts corporation (“NECC”), Kenneth V. Stevens (“Mr. Stevens”), who is the sole owner of all of the issued and outstanding capital stock of NECC, and 4Front NECC Acquisition Co., a Massachusetts corporation (the “Merger Sub”). At the effective time of the merger, the Company (i) paid Mr. Stevens cash in the amount of USD$9,000,000, and (ii) issued Mr. Stevens 28,571,428 Class A Subordinate Voting shares of the
Company (the “SVS”).
In connection with the consummation of the Merger on January 28, 2022, Mission Partners RE, LLC, a Delaware limited liability company wholly-owned by the Company (“Mission Partners RE”), and Mr. Stevens entered into the first amendment to that certain membership interest purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company (through Mission Partners RE) completed its acquisition of 100% of the issued and outstanding membership interests of 29 Everett Street LLC, a Massachusetts limited liability company (the “Everett LLC”), which was solely held by Mr. Stevens and which owns certain real property that is currently leased to and used by NECC. The Company (i) paid Mr. Stevens cash in the amount of
 $
16,000,000
,
and (ii) issued Mr. Stevens a promissory note in the initial principal amount of
$
2,000,000
,
which will bear interest at an annual rate of ten percent
(
10
%)
and will mature on the six-month anniversary of January 28, 2022.
We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these acquisitions, and thus, have not presented purchase price allocations as of the date of this filing.
On March 30, 2022, the Company entered into a merger agreement with Island Global Holdings, Inc., a California corporation (“Island”); and Navy Capital SR LLC, a Delaware limited liability company, solely in its capacity as the representative of the Island stockholders (the “Stockholder Representative”).
All classes of Island’s equity securities are to be converted into a combination of (i) SVS of the Company; and (ii) subordinated promissory notes (the “Merger Notes”) to be negotiated and issued by the Company, using formulae to be determined at a later date pursuant to the terms of the Merger Agreement.
We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these acquisitions, and thus, have not presented purchase price allocations as of the date of this filing.