Form 10-K/A
period 2021-12-31
4Front Ventures Corp.
filed 2022-04-21
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
N/A
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

Explanatory Note
This Amendment No. 1 on Form 10-K (this “Amendment No. 1”) is being filed to amend the Annual Report on Form 10-K of 4Front Ventures Corp. (the “Company”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2022 (the “Original 10-K”). We are filing this Amendment No. 1 solely for the purpose of correcting certain errors on the cover page of the Original 10-K and in the disclosure under the Heading “Directors and Executive Officers” in Item 10 of Part III of the Original 10-K, which among other things, incorrectly stated that Amit Patel had begun service as a member and chairperson of the audit committee of the Company’s board of directors as of the filing date of the Original 10-K.
Therefore, the disclosure under “Directors and Executive Officers” in Item 10 of Part III of the Original 10-K is hereby deleted in its entirety and replaced with the following disclosure. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously-reported financial results. Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

4Front Ventures Corp.
Amendment No.1 to Annual Report on Form 10-K
For the Year Ended December 31, 2021

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information about our directors and executive officers as of April 12, 2022:

Name	Age	Position(s)
Executive Officers
Leonid Gontmakher	36	Chief Executive Officer
Joseph Feltham	36	Chief Operating Officer
Andrew Thut	48	Chief Investment Officer & Interim Chief Financial Officer

Non-Employee Directors
David Daily (1) (2) (3)	41	Director
Chetan Gulati (1)	44	Director
Robert E. Hunt	50	Director
Kathi Lentzsch (2)	66	Director
Amit Patel	49	Director
Roman Tkachenko (2)	38	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Chair of the Audit Committee
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
Robert Hunt
has served as a member of the Company’s board of directors since April 2022. He has more than 15 years’ experience in the cannabis industry as an attorney, consultant, and entrepreneur. From January 2018 to the present, Mr. Hunt has served as Managing Member of Linnaea Holdings, a California based cannabis-focused private equity and operating company hybrid venture. From January 2017 to the present, Mr. Hunt has also worked as the Managing Member of Shingle Hill, a boutique cannabis consulting firm. From June 2016 to December 2016, he was employed as President of Teewinot Life Sciences, a cannabinoid producer. From August 2014 to May 2016, Mr. Hunt was a General Partner of Tuatara Capital, L.P., a private equity firm focused on the cannabis industry. In addition, Mr. Hunt has served on a number of boards of directors, including several in the cannabis industry, such as New Dia Fenway, LLC, Ardent, Inc., Wow Organics, and Canna Click, LLC. Mr. Hunt holds a Bachelor of Arts from the University of Vermont, and a Juris Doctor from Suffolk University Law School.
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
Amit Patel
has served as a member of the Company’s board of directors since April 2022. He has a wide range of experience with investment management funds, investment banking, and the management and oversight of operating companies, including companies undergoing strategic transformations. He has been Managing Partner of Paceline Partners, which makes investments across multiple industries as well as manages various investment funds, since January 2015. Prior to Paceline Partners, Mr. Patel worked at Houlihan Lokey Inc. (NYSE:HLI), an investment bank and financial services provider, for over 15 years. His latest position was as a Managing Director with responsibility for Houlihan Lokey’s principal investment fund until it was spun out in August 2015. Prior to that, he was a Managing Director in Houlihan Lokey’s Financial Restructuring Group. From November 2020 to April 2022, Mr. Patel was a Board Member of LPF Holdco, LLC d/b/a Loudpack, a California cannabis company, until its merger with Harborside Inc. (OTC:HBORF) in April 2022. He chaired Loudpack’s Compensation Committee and was a member of the company’s Audit Committee. Since August 2016, he has served on the Limited Partner Advisory Committee of PowerPlant Ventures Fund I, a plant-based emerging consumer company investment fund. Earlier in his career, Mr. Patel worked at the Goldman Sachs Group, Inc.’s (NYSE:GS) Special Situations Group and held various operating roles at PRAM Filtration Corp. Mr. Patel holds a Bachelor of Science from the Wharton School of the University of Pennsylvania.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Notice of Articles of Registrant	20-F	June 30, 2020	1.1

3.2	Articles of Registrant	20-F	June 30, 2020	1.2

3.3	Amended and Restated Articles of Registrant dated December 23, 2020	10-K	April 7, 2021	3.3

4.1	Description of Securities	20-F	June 30, 2020	2.1

10.1	Business Combination Agreement dated March 1, 2019 between 4Front Holdings LLC, 4Front Corp., 1196260 B.C. Ltd. and Cannex Capital Holdings Inc.	20-F	June 30, 2020	4.1

10.2	Senior secured convertible notes issued by Cannex Capital Holdings Inc. on November 21, 2018 to Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., and Gotham Green Credit Partners SPV 2, L.P.	20-F	June 30, 2020	4.3

10.3	Construction Loan Agreements dated May 10, 2019, by and between Linchpin Investors LLC, a subsidiary of the Corporation, and LI Lending LLC, in the amount of up-to $50,000,000 (later modified to up-to $45,000,000)	20-F	June 30, 2020	4.4

10.4	Stock Purchase Agreement by and among 4Front Holdings LLC, Paul Overgaag, Nathaniel Averill and Healthy Pharms, Inc. dated November 13, 2018	20-F	June 30, 2020	4.5

10.5	Contribution Agreement November 13, 2018 between Mission Partners USA, LLC and 4Front Holdings LLC	20-F	June 30, 2020	4.6

10.6	Agreement and Plan of Merger, dated as of October 6, 2021, by and among 4Front Ventures Corp., New England Cannabis Corporation, Inc., Kenneth V. Stevens, and 4Front NECC Acquisition Co.	8-K	October 8, 2021	10.1

10.7	Membership Interest Purchase Agreement, dated as of October 6, 2021, by and among 4Front Ventures Corp., Kenneth V. Stevens, and Mission Partners RE, LLC	8-K	October 8, 2021	10.2

10.8	Convertible Promissory Note Purchase Agreement, dated as of October 6, 2021, by and among 4Front Ventures Corp., Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC, and HI 4Front, LLC	8-K	October 8, 2021	10.3

10.9	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2022, by and among 4Front Ventures Corp., New England Cannabis Corporation, Inc., Kenneth V. Stevens, and 4Front NECC Acquisition Co.	8-K	February 3, 2022	10.3

10.10	First Amendment to Membership Interest Purchase Agreement, dated as of January 28, 2022, by and among 4Front Ventures Corp., Kenneth V. Stevens, and Mission Partners RE, LLC.	8-K	February 3, 2022	10.4

10.11	Promissory Note and Pledge Agreement, dated as of January 28, 2022, between 4Front Ventures Corp. and Kenneth V. Stevens.	8-K	February 3, 2022	10.5

10.12	Agreement and Plan of Merger, dated as of April 6, 2022, by and among 4Front Ventures Corp., Island Merger Sub, Inc., Island Global Holdings, Inc., and Navy Capital SR LLC	8-K	April 6, 2022	10.1

10.13	Lock-up agreement dated August 22, 2019, by and among 4Front Ventures Corp. and each of Camelback Ventures, LLC, Joshua Rosen, Trevor Pratte, Karl Chowscano, Andrew Thut, Kris Krane, Leo Gontmakher, Arkadi Gontmakher, Vlad Orlovskii, Oleg Orlovskii, Roman Tkachenko and Glenn Backus	20-F	June 30, 2020	4.7

10.14	Amended and restated securities purchase agreement dated July 31, 2019 among Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Credit Partners SPV 2, L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., 4Front Ventures Corp., Cannex Holdings (Nevada) Inc., 4Front Ventures Corp., 4Front U.S. Holdings Inc. and Cannex Holdings (Nevada) Inc., as amended on January 29, 2020 and March 20, 2020	20-F	June 30, 2020	4.8

10.15	Industrial building lease dated September 1, 2015 by and between Kinzie Properties, LLC, 2400 Greenleaf Partners, LLC, and IL Grown Medicine LLC	20-F	June 30, 2020	4.9

10.16	Amended and Restated Class B Proportionate Shares Option Plan +	20-F	June 30, 2020	4.1

10.17	Amended and Restated Stock Option Plan +	20-F	June 30, 2020	4.11

10.18	Form of Director Indemnification Agreement	20-F	June 30, 2020	4.12

10.19	Amended and Restated Consulting Agreement with Ag-Grow Imports, LLC and Maha Consulting LLC	10-K	April 7, 2021	10.15

10.20	Separation Agreement and Release with Joshua N. Rosen dated January 2, 2021	10-K	April 7, 2021	10.16

10.21	Severance, General Waiver and Release Agreement with Nicolle Dorsey dated February 3, 2021 +	10-K	April 7, 2021	10.17

10.22	Membership Interest Purchase Agreement – Denham dated January 1,	10-K	April 7, 2021	10.18

10.23	Membership Interest Purchase Agreement Amendment 1 – Denham dated March 30, 2020	10-K	April 7, 2021	10.19

10.24	Membership Interest Purchase Agreement Amendment 2 – Denham dated August 12, 2020	10-K	April 7, 2021	10.20

10.25	Membership Interest Purchase Agreement – Ethos dated April 30, 2020	10-K	April 7, 2021	10.21

10.26	Asset Purchase Agreement – Ethos dated April 30, 2020	10-K	April 7, 2021	10.22

10.27	LI Lending Amended & Restated Promissory Note dated December 17, 2020	10-K	April 7, 2021	10.23

10.28	Premium Termination Agreement dated August 11, 2020	10-K	April 7, 2021	10.24

21.1	List of Subsidiaries	10-K	April 7, 2021	21.1

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act				x

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act				x

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 60 of Title 18 of the United States Code *	10-K	April 18, 2022	32.1

101.INS	Inline XBRL Instance Document	10-K	April 18, 2022

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	April 18, 2022

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	April 18, 2022

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	April 18, 2022

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	April 18, 2022

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	April 18, 2022

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

+	Indicates management contract or compensatory plan.
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

4FRONT VENTURES CORP.

Date: April 21, 2022	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title:	Date:

/ s / Leo Gontmakher	April 21, 2022
Leo Gontmakher, Chief Executive Officer and Director (Principal Executive Officer)

/ s / David Daily	April 21, 2022
David Daily, Director

/ s / Chetan Gulati	April 21, 2022
Chetan Gulati, Director

/ s / Kathi Lentzsch	April 21, 2022
Kathi Lentzsch, Director

/ s / Roman Tkachenko	April 21, 2022
Roman Tkachenko Director