Form 10-Q
period 2022-03-31
4Front Ventures Corp.
filed 2022-05-23
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
000-56075

4Front Ventures Corp.
(Exact name of registrant as specified in its charter)

British Columbia	83-4168417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5060 N. 40th Street
Suite 120
Phoenix, Arizona 85018
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (602)
633-3067

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Subordinate Voting Shares, no par value	FFNTF	OTCQX
	FFNT	CSE
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 20, 2022, the registrant had 636,636,686 Class A subordinate voting shares outstanding.

4Front Ventures Corp.
FORM
10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As of March 31, 2022 and December 31, 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$8,638	$22,581
Accounts receivable, net	2,742	1,946
Other receivables	1,802	289
Current portion of lease receivables	2,627	3,630
Inventory	25,910	20,087
Current portion of notes receivable	11	109
Prepaid expenses	2,079	2,232

Total current assets	43,809	50,874

Property , plant, and equipment, net	57,815	42,633
Lease receivables	7,543	6,748
Intangible assets, net	43,616	26,246
Goodwill	33,404	23,155
Right-of-use assets	99,395	100,519
Deposits	5,107	5,364
TOTAL ASSETS	$290,689	$255,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$5,110	$2,131
Accrued expenses and other current liabilities	7,596	9,411
Taxes payable	27,619	23,968
Derivative liability	2,202	3,502
Current portion of convertible notes	—	2,784
Current portion of lease liability	3,700	3,629
Current portion of notes payable and accrued interest	5,385	3,413

Total current liabilities	51,612	48,838

Convertible notes	14,920	14,641
Notes payable and accrued interest from related party	48,651	48,266
Long term notes payable	1,709	1,709
Long term accounts payable	1,200	1,200
Contingent consideration payable	2,393	2,393
Construction finance liability	16,000	—
Deferred tax liability	7,162	7,849
Lease liability	93,505	93,111

TOTAL LIABILITIES	237,152	218,007

SHAREHOLDERS’ EQUITY
Equity attributable to 4Front Ventures Corp.	294,981	274,120
Additional paid-in capital	53,235	52,197
Deficit	(294,756)	(288,857)
Non-controlling interest	77	72

TOTAL SHAREHOLDERS’ EQUITY	53,537	37,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$290,689	$255,539

See accompanying notes to financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended March 31, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended March 31,
	2022	2021
REVENUE
Revenue from sale of goods	$23,083	$20,080
Real estate income	2,965	2,890

Total revenues	26,048	22,970
Cost of goods sold	(12,594)	(9,125)

Gross profit	13,454	13,845
OPERATING EXPENSES
Selling and marketing expenses	5,166	5,157
General and administrative expenses	7,644	5,165
Depreciation and amortization	847	774
Equity based compensation	1,038	2,396
Total operating expenses	14,695	13,492

(Loss) Income from operations	(1,241)	353

Other income (expense)
Interest income	2	3
Interest expense	(2,620)	(2,461)
Amortization of loan discount upon conversion of debt to equity	—	(2,915)
Change in fair value of derivative liability	1,300	(2,532)
Loss on lease termination	—	(879)
Other	103	—

Total other expense, net	(1,215)	(8,784)
Net loss before income taxes	(2,456)	(8,431)
Income tax expense	(3,438)	(2,653)
Net loss from continuing operations	(5,894)	(11,084)

Net loss	(5,894)	(11,084)
Net income attributable to non-controlling interest	5	5

Net loss attributable to shareholders	$(5,899)	$(11,089)

Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	619,113,389	558,997,571
See accompanying notes to condensed financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 31, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2021	594,181,604	$274,120	$52,197	$(288,857)	$37,460	$72	$37,532

Shares issued for NECC pursuant to acquisition	28,571,428	17,689	—	—	17,689	—	17,689
Share-based compensation	—	—	1,038	—	1,038	—	1,038
Conversion of notes to equity	6,235,512	3,122	—	—	3,122	—	3,122
Shares issued with exercise of warrants	88,659	50	—	—	50	—	50
Net loss	—	—	—	(5,899)	(5,899)	5	(5,894)

Balance, March 31, 2022	629,077,203	$294,981	$53,235	$(294,756)	$53,460	$77	$53,537

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’ Equity
Balance, December 31, 2020	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203

Shares issued for Pure Ratios earnout	473,491	161	—	—	161	—	161
Share-based compensation	—	—	2,396	—	2,396	—	2,396
Conversion of notes to equity	24,366,003	6,253	—	—	6,253	—	6,253
Shares issued with exercise of stock options	1,358,116	871	—	—	871	—	871
Shares issued with exercise of warrants	2,422,363	1,563	—	—	1,563	—	1,563
Return of treasury shares	(8,320)	—	—	—	—	—	—
Net loss	—	—	—	(11,089)	(11,089)	5	(11,084)

Balance, March 31, 2021	567,462,905	259,431	$44,512	$(261,637)	$42,306	$57	$42,363

See accompanying notes to condensed interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended March 31, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,894)	$(11,084)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,795	1,046
Equity based compensation	1,038	2,396
Change in fair value of derivative liability	(1,300)	2,532
Accretion of lease liability	1,513	612
Write-off of deposit	—	80
Write-off of fixed asset from terminated lease	—	799
Accretion of contingent consideration	—	124
Accretion of convertible debenture and interest	279	590
Accrued interest on notes payable	1,973	1,097
Interest accrued - lease receivable	208	—
Deferred taxes	(687)	632
Amortization of loan discount upon conversion of debt to equity	—	2,915
Changes in operating assets and liabilities	(1,293)	1,075

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,368)	2,814

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for NECC business combinations, net of cash acquired	(24,998)	—
Notes receivable repayments	98	63
Sale of dispensaries and interests in cannabis licenses	—	1,093
Purchases of property and equipment	(1,109)	(7,186)

NET CASH (USED IN) INVESTING ACTIVITIES	(26,009)	(6,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable received, net of costs	—	411
Proceeds from issuance of construction financing liability	16,000	—
Proceeds from the exercise of warrants	50	1,563
Proceeds from the exercise of stock options	—	871
Repayment of notes payable	(1,616)	(755)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,434	2,090

NET DECREASE IN CASH	(13,943)	(1,126)
CASH, BEGINNING OF QUARTER	22,581	18,932

CASH, END OF QUARTER	8,638	$17,806

See accompanying notes to condensed interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
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
The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of March 31, 2022, the Company operates six dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. As of March 31, 2022, the Company operates three production facilities in Massachusetts, Illinois and California and produces the majority of products that are sold at its own Massachusetts, Illinois, and California dispensaries. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.
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
On January 28, 2022, the Company entered into an agreement and plan of merger (the “NECC Merger Agreement”) with New England Cannabis Corporation, Inc., a Massachusetts Corporation (“NECC”) and a wholly owned subsidiary of the Company entered into a membership interest purchase agreement (the “Everett Purchase Agreement,” and together with the NECC Merger Agreement, the “NECC Merger Agreements”) with Kenneth Stevens to purchase all of the membership interests of 29 Everett, LLC (“29 Everett”), a Massachusetts limited liability company. See Note 7 for further details on the NECC Merger Agreements and corresponding transactions under such agreements.
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
The corporate office address of the Company is 5060 North 40th Street, Suite 120, Phoenix, Arizona, and the Company’s registered office is 550 Burrard Street, Suite 2900, Vancouver, British Columbia.
Note 2: BASIS OF PRESENTATION
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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form
10-K,
filed April 18, 2022, with the U.S. Securities and Exchange Commission, as well as the Company’s Amendment to the Annual Report on Form
10-K,
filed April 21, 2022, and on the System for Electronic Document Analysis and Retrieval in Canada (or SEDAR). The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
There have been no changes to the Company’s significant accounting policies as described in Note 2 of the Company’s 2021 Annual Report on Form
10-K.
Principles of consolidation
The accompanying condensed consolidated interim financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation. The financial results of NECC are included in the condensed consolidated financial statements beginning on January 28, 2022, the merger closing date.
The financial statements of the subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies.
Note 3: SIGNIFICANT ACCOUNTING POLICIES

(a)	Critical accounting estimates and judgments
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods. The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those described in the latest annual consolidated financial statements.
We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(b)	Recent Accounting Pronouncements
Recently Adopted

i.
In December 2019, the FASB issued ASU
2019-12,
“Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU
2019-12
was effective for the Company beginning January 1, 2021. Adoption of this standard did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

ii.
In August 2020, the FASB issued ASU
2020-06,
“Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40)”.
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

iii.
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

Accounting Pronouncements Not Yet Adopted

i.
In October 2021, the FASB issued ASU
2021-08,
“Business Combinations - Accounting for Contract Assets and Contract Liabilities (Topic 805)”. The amendments in this update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination by requiring that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU
2021-08
is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

Note 4: INVENTORY
The Company’s inventories include the following as of March 31,
2022
and December 31, 2021:

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	March 31, 2022	December 31, 2021
Raw Materials - unharvested cannabis	$4,409	$2,164
Raw materials CBD and ingredients	37	36
Work in process - flower and extract	11,325	7,780
Finished goods - cultivation supplies	2,351	1,734
Finished goods - packaged products	7,788	8,373

Total	$25,910	$20,087

Note 5: PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment and related depreciation are summarized in the table below:

	March 31, 2022	December 31, 2021
Land	$774	$—
Buildings & improvements	13,509	1,483
Construction in process	218	63
Furniture, equipment & other	16,841	13,425
Leasehold improvements	35,514	35,538

Total	$66,856	$50,509
Less: accumulated depreciation	(9,041)	(7,876)

Total property, plant, and equipment, net	$57,815	$42,633

On January 28, 2022, in conjunction with a business combination with NECC, the Company acquired property, plant, and equipment totaling $15,238 (Note 7). The Company subsequently sold the property, plant, and equipment to a third-party and leased back the equipment from the third-party. As discussed in Note 9, the Company recognized this fact pattern as a failed sale-leaseback transaction, whereby the Company recognized the fixed assets on the balance sheet of NECC and established a construction finance liability for rental payments made as part of the lease agreement.
Approximately $33,000 of property and equipment is secured by LI Lending as collateral on the LI Lending note (Note 9). There were no significant contractual commitments for future capital expenditures as of March 31, 2022 and December 31, 2021.
Depreciation of property, plant and equipment is computed using the straight-line method over the asset’s estimated useful life. The Company does not depreciate land, which has an indefinite useful life. Depreciation expense for the for the three months ended March 31, 2022 and 2021 was $1,165 and $463, respectively, of which $948 and $325, respectively, is included in cost of goods sold.
Note 6: INTANGIBLE ASSETS AND GOODWILL
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
Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non-Competition Agreements	Know-How	Total
Balance, December 31, 2020	$20,146	$1,668	$43	$6,933	$28,790
Amortization expense	—	(580)	(43)	(1,921)	(2,544)

Balance, December 31, 2021	$20,146	$1,088	$—	$5,012	$26,246
NECC merger and 29 Everett acquisition (Note 7)	18,000	—	—	—	18,000
Amortization expense	—	(145)		(485)	(630)

Balance, March 31, 2022	$38,146	$943	$—	$4,527	$43,616

Goodwill

Balance, December 31, 2020	$23,155

Balance, December 31, 2021	$23,155
NECC merger and 29 Everett acquisition (Note 7)	10,249

Balance, March 31, 2022	$33,404

Impairment of Intangible Assets and Goodwill
On an annual basis, the Company assesses the Company’s reporting units (“RUs”) for indicators of impairment or when facts or circumstances suggest that it is more likely than not that the carrying amount may exceed fair value. For the purpose of impairment testing, goodwill is allocated to the Company’s RUs to which it relates.
Goodwill was not tested for impairment during the three months ended March 31, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Three Months Ended March 31, 2021
On January 28, 2022, the Company entered into the NECC Merger Agreements with NECC and 29 Everett for total consideration of
$44,689. As part of the purchase price allocation of the acquisition and merger, the Company recognized $18,000 of acquired licenses and $10,249 of goodwill based on the consideration transferred and fair value of assets acquired. For further details on the acquisition and purchase price allocation, see Note 7.
Year Ended December 31, 2021
In 2021, management assessed indicators of impairment and concluded the below for the respective RUs:
Retail, Production and Ancillary Cannabis Reporting Units
Management did not identify any significant negative triggering events that would suggest it is more likely than not that impairment exists. Therefore, further analysis is not required for these RUs.
Pure Ratios RU
As of March 31, 2022 and December 31, 2021, the accumulated impairment is $13,400, which is due to goodwill impairment of the entire outstanding balance of goodwill on the Pure Ratios segment for the year ended December 31, 2020. As a result, the segment does not have a balance of goodwill or intangible assets remaining as of December 31, 2021.
Note 7: ACQUISITIONS AND BUSINESS COMBINATIONS
On January 28, 2022, the Company entered into the merger agreement (the “NECC Merger”) with NECC, Kenneth V. Stevens (“Mr. Stevens”), who is the sole owner of all of the issued and outstanding capital stock of NECC, and 4Front NECC Acquisition Co., a Massachusetts corporation (the “NECC Merger Sub”). At the effective time of the merger, the Company (i) paid Mr. Stevens cash in the amount of
$9,000,000, and (ii) issued Mr. Stevens 28,571,428 Class A Subordinate Voting shares of the Company (the “SVS”).
In connection with the consummation of the NECC Merger on January 28, 2022, Mission Partners RE, LLC, a Delaware limited liability company wholly owned by the Company (“Mission Partners RE”), and Mr. Stevens entered into the first amendment to that certain membership interest purchase agreement (the “Everett Purchase Agreement”). Pursuant to the Everett Purchase Agreement, the Company (through Mission Partners RE) completed its acquisition of 100% of the issued and outstanding membership interests of 29 Everett Street LLC, a Massachusetts limited liability company (the “Everett LLC”), which was solely held by Mr. Stevens and which owns certain real property that is currently leased to and used by NECC. The Company (i) paid Mr. Stevens cash in the amount of $16,000,000, and (ii) issued Mr. Stevens a promissory note in the initial principal amount of $2,000,000, which will bear interest at an annual rate of ten percent (10%) and will mature on the six-month
anniversary of January 28, 2022. The Merger and Purchase Agreement were recorded as one transaction (collectively, referred to as the “NECC Acquisitions”), as the entities were commonly owned by the same individual and the purchase of Everett LLC was contingent on the Merger with NECC.
The NECC Merger was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the NECC Merger. These values are subject to change as the Company completes its determination of the fair value of assets acquired and liabilities assumed. Upon acquisition of NECC and Everett LLC on January 28, 2022, the Company consolidated the operations of Everett LLC into NECC.
The Company entered into the NECC Merger in order to acquire cannabis licenses, as well as property and equipment held by NECC to increase the Company’s presence in Massachusetts and the northeastern United States. As part of the NECC Merger, the Company incurred $596,000 in transaction costs, which were expensed as incurred.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The following tables presents the preliminary purchase price allocation for the NECC Merger:

Cash consideration	$25,000
Seller note	2,000
Equity consideration - common stock	17,689

Total Purchase Price	$44,689

Description	Fair value
Assets acquired:
Cash	$2
Inventory	2,000
Property , plant, and equipment	15,238
Intangible asset - licenses	18,000

Total assets acquired	$35,240

Liabilities assumed:
Accounts payable	800

Total liabilities assumed	$800

Estimated fair value of net assets acquired	$34,440

Estimated Goodwill	$10,249

Goodwill and Intangible Assets
Goodwill is represented by the future potential for the generation of positive cash flows and future relationships associated with the Company’s operations. While NECC had yet to generate revenues as of the date of the Merger, the Company identified that the inputs of the business were in place to begin generating revenue during fiscal year 2022. The Company adjusts provisional goodwill balance when new information is obtained regarding the valuation of acquired assets and liabilities during a one-year measurement period from the date of acquisition in accordance with ASC 805-10. The Company has determined that the goodwill recognized in the above acquisition is not deductible for tax purposes.
The intangible assets acquired by the Company consist of cannabis licenses for operations. Utilizing alike licenses as a benchmark, the Company determined that the licenses acquired are indefinite lived assets.
Unaudited Pro Forma Results
The following unaudited pro forma financial information presents the results of operations of the Company and NECC for the three months ended March 31, 2022 and 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on January 28, 2022. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The unaudited pro forma financial information for the Company and NECC is as follows:

	For the For the Three Months Ended March 31,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenues	$26,048	$26,048	$22,970	$22,970
(Loss) income from operations	(1,241)	(1,241)	353	344

Net loss	$(5,894)	$(5,609)	$(11,084)	$(11,093)

Basic and diluted earning (loss) per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 8: LEASES
The Company has operating leases for its facilities where the Company conducts its operations. These leases have remaining lease terms ranging from 1.25 year
s
to 19.43 years.
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
The Company’s lease agreements occasionally provide an implicit borrowing rate. When implicit borrowing rates are provided, the Company utilizes these implicit borrowing rates to calculate right-of-use
assets and liabilities at the end of each reporting period. The Company may enter into leases that do not provide an implicit borrowing rate. When an implicit borrowing rate is not provided, the Company uses a benchmark approach to derive an appropriate imputed discount rate. The Company will benchmark itself against other companies of similar credit ratings and comparable quality and derive an imputed rate, which was used in a portfolio approach to discount its lease liabilities.
For the three months ended March 31, 2022 and 2021 the Company recorded $4,822 and $4,872 in operating lease expense
,
respectively.

(a)	The Company as a Lessee
The following table summarizes the Company’s operating leases:

	Classification - Consolidated Balance Sheet	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating Lease Assets	$99,395	$100,519
Liabilities
Current
Operating	Current portion of operating lease liabilities	3,700	3,629
Noncurrent
Operating	Operating lease liabilities	93,505	93,111

Total lease liabilities		$97,205	$96,740

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The components of lease expense are included in cost of goods sold, general and administrative expenses, and selling and marketing expenses, based on the underlying use of the right-of-use asset.
Maturities of lease liabilities for third-party operating leases as of March 31, 2022 were as follows:

Three months ending March 31, 2022	Operating Leases
2022	$11,091
2023	15,433
2024	15,859
2025	16,213
2026	16,594
2027	16,603
2028 and Thereafter	227,684

Total undiscounted cash flows	$319,477
Less discounting	(222,272)

Total lease payments	$97,205

The Company has
right-of-use
assets and lease liabilities for leased real estate for dispensaries, cultivation and production facilities and office space. The incremental borrowing rate used for leases for 2022 was 10.25 - 18% and was 10.25 - 18% for 2021.

(b)	The Company as a Lessor:
The Company leases a building in Elma, Washington that is subleased by the Company to a third party. This sublease is classified as a finance lease with a long term lease receivable balance of $7,543 and a short term lease receivable balance of $2,627 as of March 31, 2022 compared to a long term lease receivable balance of $6,748 and a short term lease receivable balance of $3,630 as of December 31, 2021. This lease generated $692 of the $2,965 and $791 of the $2,890
in real estate income for the three months ended March 31, 2022 and 2021, respectively.
The Company owned buildings in Olympia, Washington that were leased to a third party. This lease was classified as a finance lease. On December 17, 2020, the Company sold the Olympia building and other assets as part of a sale and leaseback transaction and this lease was cancelled. The Company applied ASC 842 to a new sublease to the same third party and classified the new sublease as an operating lease. The lease receivable was sold to the purchaser of the assets as part of the sale and leaseback transaction. This lease generated $2,273 of the $2,965 and $2,099 of the $2,890 in real estate income for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes changes in the Company’s
lease
receivables:

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	March 31, 2022	December 31, 2021
Balance, beginning of the year	$10,378	$11,045
Interest	692	2,783
Lease payments received	(900)	(3,450)

Balance, end of the period	$10,170	$10,378
Less current portion	(2,627)	(3,630)

Long-term lease receivables	$7,543	$6,748

Future minimum lease payments receivable (principal and interest) on the leases are as follows:

Operating Leases
2022	$2,730
2023	1,575
2024	—
2025	—
Thereafter	—

Total minimum lease payments	4,305
Effect of discounting	(667)
Present value of minimum lease payments	3,638
Present value of residual value of leased property	6,532

Total lease receivable	10,170
Current portion lease receivable	(2,627)

Long-term lease receivable	$7,543

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 9: NOTES PAYABLE AND CONVERTIBLE NOTES
The Company’s notes payable and convertible notes are as follows:

	LI Lending, LLC	May 2020 Convertible Notes	May 2020 Convertible Notes (Swap)	October 2021 Convertible Note	Other Loans	Total
Balance, December 31, 2020	$45,362	$2,855	$11,867	$—	$6,931	$67,015

Loans advanced, net	—	—	—	14,376	930	15,306
Loan payments	(4,671)	—	—	—	(1,079)	(5,750)
Converted to equity	—	(5,852)	(11,867)	—	—	(17,719)
Accrued interest	7,575	2,997	—	265	1,124	11,961

Balance, December 31, 2021	$48,266	$—	$—	$14,641	$7,906	$70,813

Loans advanced, net	—	—	—	—	2,000	2,000
Loan payments	(1,506)	—	—	—	(110)	(1,616)
Converted to equity	—	—	—	—	(2,784)	(2,784)
Accrued interest	1,891	—	—	279	82	2,252

Balance, March 31, 2022	$48,651	$—	$—	$14,920	$7,094	$70,665
Less current portion	—	—	—	—	(5,385)	(5,385)

Long-term portion	$48,651	$—	$—	$14,920	$1,709	$65,280

Convertible Notes
On May 14, 2020, the Company issued $5,827 in convertible notes to existing investors in the Company. The notes pay interest of 5% per annum and have a maturity date of February 28, 2022.

The notes can be converted into SVS of the Company for
$0.25 per share at any time at the option of the holder. The Company can require mandatory conversion at any time that the Company’s stock price remains above $0.50 for 45 consecutive days. In 2021, the Company enacted the mandatory conversion feature and converted the May 2020 Convertible Note balance to subordinate voting shares.
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
On October 6, 2021, the Company entered into a convertible promissory note purchase agreement for $15,000, less issuance costs of $624, resulting in net proceeds of $14,376. The notes pay interest of 6% per annum and have a maturity date of October 6, 2024. The notes can be converted into SVS of the Company for
$1.03 per share at any time at the option of the holder. As of March 31, 2022, no payments have been made for this loan.
LI Lending LLC
On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50,000. LI Lending LLC is related because an officer of the Company is a part-owner of LI Lending LLC. As of March 31, 2022, the Company had drawn $45,000 on the loan in two amounts, an initial $35,000 and a final $10,000, both bearing a 10.25% and 12.25% interest rate, respectively. The outstanding balance as of March 31, 2022 is $49,027, less debt discount of $376, for a net balance of $48,651. See Note 1
3
 for further discussion of this related party transaction.
In April 2020, the loan was amended. In exchange for consent to allow the sale of the Pennsylvania and Maryland assets and the release of related collateral, the Company agreed to make prepayments of principal to LI Lending LLC in the amount of
$250 per month for an eight-month period beginning on May 1, 2020. The $2,000 prepayment was applied to the initial $35,000 amount
,
decreasing the balance to $33,000. Additionally, the Company agreed to pay an increased interest rate of 12.25% on the final $10,000 of the loan until such time as this amount has been paid down
,
with the initial $33,000 amount continuing to be subject to the original 10.25% interest rate.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

In December 2020, the loan was amended to allow for the release of collateral for the sale and leaseback transactions described in Note 8 above, which was entered into with Innovative Industrial Properties, Inc. (“IIPR”). The amendment increased both interest rates by 2.5% on the loan amounts but allowed the payments resulting from the incremental interest to be deferred until January 1, 2022. The Company elected to defer payment, and the additional 2.5% interest is accrued each month and added to the balance of the loan. The Company was required to make interest-only payments monthly of 10.25% on the initial $33,000 and 12.25% on the final $10,000 of the loan until January 1, 2022 when the interest rates of 12.75% for the initial $33,000 and 14.75% for the final $10,000 took effect for the remaining term.
The loan matures on May 10, 2024. An exit fee of 20% of the principal balance will be due as principal is repaid. Accrued interest expense of $1,891 includes a loan discount accretion expense of $125 for the three months ended March 31, 2022. On January 1, 2022, the Company began making the required principal payments in addition to the interest payments for this loan. As of March 31, 2022, the Company has made $1,506 in payments on this loan.
Other
Outstanding as of March 31,
2022
were other payables totaling $7,094 which include notes issued as part of the acquisitions of
Healthy Pharms, NECC, and Arkansas entities as follows:
Other

Subsidiary	Terms	March 31, 2022	December 31, 2021
Healthy Pharms Inc.	Unsecured convertible note, due November 18, 2021 at 12% per annum	$—	$2,784
Healthy Pharms Inc.	Unsecured promissory note at $0.50 per share due December 18, 2022 at 10% per annum (1)	3,294	3,213
NECC	Promissory note due July 28, 2022 at 10% per annum	2,000	—
Arkansas Entities	Unsecured Promissory note, monthly interest payments at 14% per annum	1,709	1,709
Equipment Loans	Secured by equipment, monthly payments beginning in 2021 at 15% per annum	—	49
Other	Various	91	151

Total Notes Payable and Convertible Notes		$7,094	$7,906

1

(1)
In November
2021
, the unsecured promissory note was modified to be due and payable in full on or before December 18, 2022. The Company concluded the extension resulted in a debt modification under
ASC 470
.

Future minimum payments on the notes payable and convertible debt are as follows:

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

March 31, 2022
2022	$6,935
2023	143
2024	65,280
2025	—
2026	—
Thereafter	—

Total minimum payments	72,358
Effect of discounting	(1,693)

Present value of minimum payments	70,665
Less current portion	(5,385)

Long-term portion	$65,280

Construction Finance Liability
On January 28, 2022, a wholly owned subsidiary of the Company acquired property at 29 Everett in conjunction with the NECC Merger (see Note 7 for further details on the transaction). Concurrently, effective January 28, 2022, the Company sold a portion of the property it had acquired in the acquisition for
$16,000
, less security deposits withheld of $403, which was the cost to the Company. In connection with the sale of the property at 29 Everett, the Company agreed to lease the location back for cultivation, effective on January 28, 2022. The details of the lease included three purchase options that the Company can exercise, in which the Company has the ability to repurchase the property on either the second, fourth, or sixth anniversary of the lease agreement. As the Company plans to exercise one of the three purchase options available, per guidance prescribed in ASC 842, this transaction was determined to be a finance lease. Under this guidance, lease arrangements where assets are sold and leased back, whereby the agreement is classified as a finance lease, does not meet the definition of a sale because control is never transferred to the buyer-lessor. As a result, the transaction was treated as a failed sale-leaseback financing arrangement. On January 28, 2022, the Company recorded a construction finance liability for the proceeds received from the sale to recognize a liability resulting from the failed sale-leaseback transaction.
The initial term of the agreement is 20 years, with two options to extend the term for five years each. The initial monthly rent payment is equal to
 $140 for the first year of the agreement, with 3% annual increases over the life of the agreement.
 As of March 31, 2022, the total finance liability associated with this transaction is
$16,000
.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 10: SHARE CAPITAL AND EQUITY
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
All share classes are included within share capital in the consolidated statements of stockholders’ equity on an as-converted basis. Each share class is entitled to notice of and to attend at any meeting of the shareholders, except a meeting of which only holders of another particular class of shares will have the right to vote. All share classes are entitled to receive dividends, as and when declared by the Company, on an as-converted
basis, and no dividends will be declared by the Company on any individual class unless the Company simultaneously declares or pays dividends on all share classes. No subdivision or consolidation of any share class shall be made without simultaneously subdividing or consolidating all share classes in the same manner.
Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2020	537,575,044	1,276,208	538,851,252

Share capital issuances	55,330,352	—	55,330,352

Balance, December 31, 2021	592,905,396	1,276,208	594,181,604

Share capital issuances	34,895,599	—	34,895,599

Balance, March 31, 2022	627,800,995	1,276,208	629,077,203

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

Series	Shares outstanding as of March 31, 2022	As converted to SVS Shares
Class A – Subordinate Voting Shares	627,800,995	627,800,995
Class C – Multiple Voting Shares	1,276,208	1,276,208

	629,077,203	629,077,203

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

On November 23, 2020, the Company closed a brokered private placement and issued 24,644,500 Units at a price of C$0.70 per Unit. Each Unit is comprised of one subordinate voting share of the Company and one-half
of a subordinate voting share purchase warrant. Each whole warrant entitles the holder to purchase one subordinate voting share for a period of two years from the date of issuance at an exercise price of C$0.90 per subordinate voting share. Net proceeds from this transaction were $11,557 net of share issuance costs of $690.
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
On March 31, 2022, the warrants were revalued using the Black Scholes option pricing model, using the following assumptions: Share Price: C$1.00; Expected Life: 0.65 years; Annualized Volatility: 70.96%; Dividend yield: 0%; Discount Rate: 1.06%; C$ Exchange Rate: 1.28. The decrease in the value of the derivative liability of $1,300 is reflected in the statement of operations as a $1,300 gain on the change in fair value of the derivative liability.
Note 11: WARRANTS
As of March 31, 2022, there were share purchase warrants outstanding to purchase up to 26,103,578 SVS shares:

Series	Number of warrants	Weight-average exercise price
Balance, December 31, 2021	26,192,237	$0.75
Issued	—	—
Exercised	(88,659)	0.56

Balance, March 31, 2022	26,103,578	$0.75

As of March 31, 2022, the Company has the following warrants outstanding and exercisable:

Warrants Outstanding	Exercise Price		Expiry Date
10,403,150	C$	0.90	November 23, 2022
209,426	C$	0.70	November 23, 2022
12,135,922		0.82	December 17, 2022
2,230,080		0.67	January 29, 2023
625,000	C$	0.80	October 6, 2024
500,000	C$	0.80	October 6, 2025

26,103,578

Note 12: SHARE-BASED COMPENSATION
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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

As of March 31, 2022, the Company had the following options outstanding and exercisable on an as-converted
basis:

Grant Date	Strike Price in CAD$	Outstanding Options	Exercisable Options	Life Remaining (years)
July 31, 2019	0.10	6,245,840	6,245,840	2.47
July 31, 2019	1.00	7,783,332	7,783,332	0.70
July 31, 2019	1.00	1,166,667	1,166,667	1.52
July 31, 2019	1.50	508,333	508,333	2.20
July 31, 2019	1.50	800,000	800,000	2.21
August 22, 2019	0.80	5,237,720	4,126,609	2.40
August 22, 2019	1.00	6,150,000	4,894,444	2.40
November 1, 2019	0.80	1,200,000	900,000	2.59
February 3, 2020	0.80	375,000	145,833	2.85
June 8, 2020	0.80	25,000	10,417	3.19
July 31, 2020	0.80	1,200,000	1,141,667	3.34
September 15, 2020	0.86	7,315,860	7,315,860	3.46
October 2, 2020	0.77	3,000,000	3,000,000	3.51
November 24, 2020	0.94	1,675,000	1,675,000	3.65
December 2, 2020	1.11	2,900,000	2,900,000	3.68
December 21, 2020	1.06	1,200,000	500,000	3.73
March 18, 2021	1.63	6,650,000	3,325,000	3.97
April 2, 2021	1.36	200,000	133,333	4.01
April 21, 2021	1.58	175,000	116,667	4.06
June 23, 2021	1.56	450,000	300,000	4.23
November 11, 2021	1.33	25,000	6,250	4.62
January 25, 2022	0.89	1,100,000	99,306	4.82
February 1, 2022	0.84	100,000	8,056	4.84
February 17, 2022	0.85	100,000	5,833	4.89
March 1, 2022	1.09	200,000	8,333	4.92

		55,782,752	47,116,780	2.79
Stock option activity is summarized as follows:

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Number of Options	Weighted Average Price CAD$	Weighted Average Years
Balance December 31, 2020	50,427,065	0.84	3.72
Granted	7,900,000	1.62	5.00
Exercised	(2,737,326)	1.04	—
Forfeited/ Expired	(1,306,987)	0.43	—

Balance December 31, 2021	54,282,752	0.94	2.97
Granted	1,500,000	0.91	5.00
Exercised	—	—	—
Forfeited/ Expired	—	—	—

Balance March 31, 2022	55,782,752	0.94	2.79
During the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation of $1,038 and $2,396
,
respectively.
In determining the amount of equity-based compensation during the year, the Company used the Black-Scholes option pricing model to establish fair value of options granted during the year with the following key assumptions:

	2022	2021
Risk-Free Interest Rate	2.42%	0.87%
Expected Life (years)	5.00	5.00
Expected Annualized Volatility	71.30%	86.20%
Expected Dividend Yield	—	—
Note 13: RELATED PARTIES
Related party transactions
LI Lending LLC
Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to $45 million loan from LI Lending of which $48,300 was outstanding as of December 31, 2021. Mr. Gontmakher, the CEO of the Company, and Roman Tkachenko, a director of the Company, each hold a 14.28
% ownership interest in LI Lending. Additionally, Mr. Tkachenko is a managing member of LI Lending. LI Lending has advanced the Company a real estate improvement/development loan of
$50,000
under that certain Construction Loan Agreement to be used for the acquisition and development of real estate to be used for cannabis operations. The loan matures in
May 2024
and bears interest at 10.25%, payable monthly in cash. Upon maturity, an exit fee of $9 million is payable, for a total payable at maturity of $54 million.
$49,027
of the loan advanced includes the notes payable and accrued interest less debt discount of $376
that was outstanding as of March 31, 2022. Of the
$49,027 outstanding at March 31, 2022, $1,891
represents interest accrued through March 31, 2022. See Note 9 for details on the outstanding note payable.
Pure Ratios
Leonid Gontmakher, Chief Executive Officer of the Company, holds an interest in an entity related to iWolf Management, LLC, an online marketing company serving the online CBD market which provided online marketing services during 2020 and 2019 for the Company’s Pure Ratios division. Pure Ratios paid
$313
for the three months ended March 31, 2021 to this vendor for management fees, pass through marketing costs and customer service. Pure Ratios did not make any such payments during the three months ended March 31, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 14: CONTINGENCIES

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
2-3-year
period, is as follows:

Om of Medicine
Balance, December 31, 2021	$2,393

Balance, March 31, 2022	2,393
Less: current portion	—

Long-term portion	$2,393
The contingent consideration payable is measured at fair value based on unobservable inputs and is considered a Level 3 financial instrument. The determination of the fair value of these liabilities is primarily driven by the Company’s expectations of the respective subsidiaries achieving certain milestones. The expected milestones were assigned probabilities and the expected related cash flows were discounted to derive the fair value of the contingent consideration. The remaining balance of contingent consideration as of March 31, 2022 is $2,393
, all of which is a long-term contingent consideration. The contingent consideration payment is due in full in April 2023.
OM of Medicine:
The contingent consideration payable is determined as the amount in excess of gross sales of $3,400 (for fiscal 2021) and $3,500 (2022) to a maximum payable of $6,900. There was no activity related to contingent considerations for the three months ended March 31, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
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
Note 15: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT
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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
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
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended March 31, 2022 and December 31, 2021. The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s notes receivable, lease receivables, contingent consideration payable, derivative liabilities, convertible notes payable, construction finance liability, and notes payable approximate fair value due to the instruments bearing market rates of interest or their short-term nature. As the interest rates utilized to calculate these instruments approximates market value interest rates, the carrying amounts of the instruments approximate fair value, which are primarily based on Level 1 inputs. The fair value of stock options granted were estimated based on a Black-Scholes model during the periods ended March 31, 2022 and December 31, 2021. The estimated fair value of the derivative liabilities, which represent embedded put included in the convertible notes payable, represent Level 3 measurements.
The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair value at March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$2,202	$—	$—	$2,202

Total liabilities	$2,202	$—	$—	$2,202

	Fair value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$3,502	$—	$—	$3,502

Total liabilities	$3,502	$—	$—	$3,502

The table below provides a summary of the changes in fair value of the derivative liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended March 31,
	2022	2021
Derivative liability:
Balance, beginning of period	$3,502	$5,807
(Gain) loss on fair value of derivative liability	(1,300)	2,532

Balance, end of period	$2,202	$8,339

There were no transfers

between fair value levels for the three months ended March 31, 2022 and 2021.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(a)	Financial Risk Management
The Company is exposed in varying degrees to a variety of financial instruments related risks. The Board mitigates these risks by assessing, monitoring and approving the Company’s risk management processes.

(b)	Credit Risk
Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, lease receivables, other receivables, and notes receivable. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments.
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
The Company maintains cash with federally insured financial institutions. As of December 31, 2021, the Company exceeded federally insured limits by approximately
$10,866
. The Company did not exceed any federally insured limits at any of its financial institutions for the three months ended March 31, 2022. The Company has historically not experienced any losses in such accounts. As of March 31, 2022, the Company held approximately
 $29 in cash in a Canadian account that is denominated in C$.
As of March 31, 2022 and December 31, 2021, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivables, notes receivable and lease receivables was
$14,725 and $12,722
, respectively.

(c)	Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due.
The Company has the following gross contractual obligations as of March 31, 2022, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$12,706	$1,200	$—	$—	$13,906
Convertible notes, notes payable and accrued interest	5,385	65,280	—	—	70,665
Contingent consideration payable	—	2,393	—	—	2,393
Construction finance liability	—	16,000	—	—	$16,000

Total	$18,091	$84,873	$—	$—	$102,964

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
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
Note 16: SEGMENT INFORMATION
Reportable Segments
Operating segments are components of the Company that combine similar business activities, with activities grouped to facilitate the evaluation of business units and allocation of resources by the Company’s board of directors and management. As of March 31, 2022, the
Company had two reportable segments:

•
THC Cannabis – Production and cultivation of THC cannabis, manufacturing and distribution of cannabis products to own dispensaries and third-party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers

•	CBD Wellness – Pure Ratios which encompasses the production and sale of CBD products to third-party customers
The results of each segment are regularly reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, to assess the performance of the segment and make decisions regarding the allocation of resources. The Company’s chief operating decision maker uses revenue and net loss as measure of segment performance. There are no intersegment sales or transfers. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.
The below table presents revenues by type for the three months ended March 31, 2022 and 2021:

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended March 31,
	2022	2021
Net Revenues
THC Cannabis	$25,783	$22,148
CBD Wellness	265	822
Corporate	—	—

Total Net Revenues	26,048	22,970

Depreciation and Amortization
THC Cannabis	847	756
CBD Wellness	—	16
Corporate	—	2

Total Depreciation and amortization	847	774

Net (Income) Loss
THC Cannabis	256	2,838
CBD Wellness	(15)	3
Corporate	5,658	8,247

Total Net Loss	$5,899	$11,089

Assets	March 31, 2022	December 31, 2021
THC Cannabis	$286,461	$238,933
CBD Wellness	725	805
Corporate	3,503	15,801

Total Assets	$290,689	$255,539
On January 28, 2022, the Company acquired assets and liabilities from NECC and 29 Everett in conjunction with the NECC Merger Agreements. As part of the acquisition, the Company acquired $
18,000
in intangible assets related to the licenses acquired from NECC, and recognized goodwill of $
10,249
as part of the purchase price consideration. The Company also consolidated revenues and net loss from NECC from the acquisition date of January 28, 2022 through the period end date of March 31, 2022. For further details on the acquisition of NECC and 29 Everett, see Note 7. The Company concluded that as of the date of acquisition, that NECC would be recognized under the THC Cannabis segment as part of segment reporting.
Goodwill assigned to the THC Cannabis segment as of March 31, 2022 and December 31, 2021 was $33,404 and
$23,155
, respectively. Intangible assets, net assigned to the THC Cannabis segment as of March 31, 2022 and December 31, 2021 were
$43,616 and $26,246, respectively.
The Company did not have any Goodwill or intangible assets assigned to the CBD Wellness segment as of March 31, 2022 and December 31, 2021.
Note 17: SUPPLEMENTARY CASH FLOW INFORMATION
Changes in
non-cash
working capital:

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	March 31, 2022	March 31, 2021
Changes in operating assets and liabilities
Accounts receivable and other receivables	$(2,309)	$100
Inventory	(3,823)	(934)
Prepaid expenses	153	(830)
Deposits	257	(460)
Accounts payable and accrued liabilities	778	1,393
Taxes payable	3,651	1,806

	$(1,293)	$1,075

Supplemental disclosure of
non-cash
investing and financing activities:

	March 31, 2022	March 31, 2021
Exchange of convertible debt to equity	$3,122	$—

Change in right-of-use assets and lease liabilities	$77	$—

Issuance of equity for NECC pursuant to acquisition	$17,689	$—
Property, plant, and equipment acquired through NECC acquisition	$15,238	$—
Issuance of notes payable in through NECC acquisition	$2,000	$—
Inventory acquired through NECC acquisition	$2,000	$—

•	Cash paid for interest for the three months ended March 31, 2022 and 2021 was $1,569 and $818 , respectively.

•	Cash paid for income taxes for the three months ended March 31, 2022 and 2021 was $1,110 and $224 , respectively.
Note 18: INCOME TAXES
The following table summarizes the Company’s income tax expense:

	For the Three Months Ended March 31,
	2022	2021
Net loss before income taxes	$(2,456)	$(8,431)
Income tax expense	(3,438)	(2,653)
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
Internal Revenue Code (“IRC”) Section 280E denies, at the U.S. federal level, deductions, and credits attributable to a trade or business trafficking in controlled substances. Because the Company is subject to IRC Section 280E, the Company has computed its U.S. tax based on gross receipts less cost of goods sold. The tax provisions for the three months ended March 31, 2022 and 2021, have been prepared based on the assumption that cost of goods sold is a valid expense for income tax purposes.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The federal statute of limitation remains open for the
2018
tax year to the present. The state income tax returns generally remain open for the
2017
tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.
Note 19: SUBSEQUENT EVENTS
On March 30, 2022, the Company entered into an agreement and plan of merger (the “Island Merger Agreement”) by and among the Company, Island Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Island Merger Sub”); Island Global Holdings, Inc., a California corporation (“Island”); and Navy Capital SR LLC, a Delaware limited liability company (“Navy”, and together with the Company, Island Merger Sub, and Island, the “Island Parties”). Pursuant to the terms and conditions of the Merger Agreement, Island Merger Sub will be merged with and into Island, with Island surviving the merger and continuing its corporate existence as a wholly owned subsidiary of the Company (the “Island Merger”). The Island Merger Agreement was effective as of April 13, 2022 (the “Effective Date”).
On the Effective Date, the Island Parties consummated the Island Merger, pursuant to the terms and conditions of the Island Merger Agreement, as amended. However, due to administrative and technical issues at the California Office of the Secretary of State, the Island Parties did not receive the certificate of merger evidencing the closing of the Island Merger as of the Effective Date until April 25, 2022. At the Effective Date, pursuant to the terms and conditions of the Island Merger Agreement, as amended, the Company issued to certain shareholders and debtholders of Island an aggregate of:
(i) 8,783,716 Class A Subordinated Voting Shares of the Company (the “SVS”); (ii) 6%
54
-month, subordinated promissory notes (the “Island Merger Notes”) in the aggregate principal amount of
$6,500,000; and (iii) warrants to purchase 2,999,975 SVS at a price of $1.00 per SVS (the “Warrants”, and together with the SVS and Island Merger Notes, the “Island Merger Consideration”).
On April 22, 2022, the Parties entered into the first amendment to the Island Merger Agreement to replace the requirement that certain noteholders fund a letter of credit to Island of up to
$1,000,000
. In lieu of funding a line of credit, the noteholders agreed to pay the full
$1,000,000

in cash to Island on or prior to the closing of the transactions contemplated by the Island Merger Agreement.
The Company is in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these acquisitions, and thus, have not presented purchase price allocations as of the date of this filing.

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
Investors should read this Quarterly Report on Form
10-Q
and the documents that we reference in this report and have filed with the SEC and on SEDAR, including our Annual Report on Form
10-K,
filed with the SEC on April 18, 2022, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements for the three months ended March 31, 2022 and 2021.
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
The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of March 31, 2022, the Company operates six dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. As of March 31, 2022, the Company operates three production facilities in Massachusetts, Illinois and California and produces the majority of products that are sold at its own Massachusetts, Illinois, and California dispensaries. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.
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

Recent Developments
Merger with Island Global Holdings, Inc.
On March 30, 2022, the Company entered into an agreement and plan of merger (the “Island Merger Agreement”) by and among the Company, Island Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Island Merger Sub”); Island Global Holdings, Inc., a California corporation (“Island”); and Navy Capital SR LLC, a Delaware limited liability company (“Navy”, and together with the Company, Island Merger Sub, and Island, the “Island Parties”). Pursuant to the terms and conditions of the Island Merger Agreement, Island Merger Sub will be merged with and into Island, with Island surviving the merger and continuing its corporate existence as a wholly owned subsidiary of the Company (the “Island Merger”). The Island Merger Agreement was effective as of April 13, 2022 (the “Effective Date”).
On the Effective Date, the Island Parties consummated the Island Merger, pursuant to the terms and conditions of the Island Merger Agreement, as amended. However, due to administrative and technical issues at the California Office of the Secretary of State, the Island Parties did not receive the certificate of merger evidencing the closing of the Island Merger as of the Effective Date until April 25, 2022. At the Effective Date, pursuant to the terms and conditions of the Island Merger Agreement, as amended, the Company issued to certain shareholders and debtholders of Island an aggregate of: (i) 8,783,716 Class A Subordinated Voting Shares of the Company (the “SVS”); (ii) 6% 54-month, subordinated promissory notes (the “Island Merger Notes”) in the aggregate principal amount of $6,500,000; and (iii) warrants to purchase 2,999,975 SVS at a price of $1.00 per SVS (the “Warrants”, and together with the SVS and Island Merger Notes, the “Island Merger Consideration”).
On April 22, 2022, the Parties entered into the first amendment to the Island Merger Agreement to replace the requirement that certain noteholders fund a letter of credit to Island of up to $1,000,000. In lieu of funding a line of credit, the noteholders agreed to pay the full $1,000,000 in cash to Island on or prior to the closing of the transactions contemplated by the Island Merger Agreement.
Merger with New England Cannabis Corporation
Please see Note 7 of the financial statements for a full description of the Company’s entrance into the NECC Merger Agreement on October 6, 2021, and related transactions.
Healthy Pharms Inc. Settlement Agreement
On January 14, 2022, the Company and Healthy Pharms Inc. entered into a settlement agreement to settle the unsecured promissory note with an outstanding balance of $3,213 at December 31, 2021, in SVS and the Company issued a total of 6,235,512 SVS.
Changes to Composition of Board of Directors
On January 28, 2022, Eric Rey resigned as a member of the Company’s board of directors (the “Board”) and committees of the Board of the Company. Mr. Rey’s resignation was not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.
Mr. Rey served as the chairman of the Board’s audit committee. As a result of Mr. Rey’s resignation, the Board appointed current Board member David Daily as chairperson of the Company’s audit committee, effective as of February 2, 2022.
Effective April 12, 2022, the Company’s Board appointed Mr. Amit Patel and Mr. Robert E. Hunt as members of the Board.
Mr. Patel and Mr. Hunt were elected to serve as directors of the Board until the Company’s 2022 annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.
The Board has determined that Mr. Patel and Mr. Hunt are “independent” directors under the rules of the Securities and Exchange Commission and the listing standards of The Nasdaq Stock Market, LLC.
There are no arrangements or understandings between Mr. Patel or Mr. Hunt and any other persons pursuant to which they were elected as a director. Mr. Patel and Mr. Hunt do not have any family relationships with any of the Company’s directors or executive officers. There are no transactions and no proposed transactions between Mr. Patel or Mr. Hunt and the Company that would be required to be disclosed pursuant to Item 404(a) of
Regulation S-K.
Mr. Patel and Mr. Hunt were not initially appointed to serve on any committees of the Board. Furthermore, until Messrs. Patel and Hunt are approved by state regulators, they will be recused from decisions regarding operations and strategic planning, capital allocations, acquisitions, and divestments concerning assets in states where director approval is required.
Effective April 25, 2022, the Board accepted David Daily’s resignation from his position as chairman of the audit committee. Mr. Daily will continue to serve as a member of the audit committee, as well as a member of the Board. Also effective April 25, 2022, the Board appointed Mr. Patel as both a member and chairman of its audit committee.
The Board has determined that as well as being an independent director, Mr. Patel qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K.
Interim Chief Financial Officer
Effective July 15, 2021, the Company’s board of directors appointed Andrew Thut as the Company’s Interim Chief Financial Officer while the Company continues its search for a permanent Chief Financial Officer. Mr. Thut joined the Company in October 2014 as its Chief Investment Officer and will continue to serve as Chief Investment Officer during his tenure as Interim Chief Financial Officer of the Company. The Company’s search for a permanent Chief Financial Officer was on-going
as of the date of this Quarterly Report on Form
10-Q.
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
the actions taken to contain it or treat its impact, the identification and spread of
COVID-19
variants such as the Delta and the Omicron variants, the distribution of vaccines, the acceptance of vaccines and the implementation of vaccine mandates, and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our business, results of operations, financial condition, and most importantly the health and safety of our workforce. Given the continued volatility of the
COVID-19
pandemic and the global responses to curb its spread, we are not able to estimate the effects of the
COVID-19
pandemic on our results of operations, financial condition, or liquidity for 2022. Any recovery from negative impacts to our business and related economic impact due to the
COVID-19
pandemic may also be slowed or reversed by a number of factors, including the current widespread resurgence in
COVID-19
infections attributable to the Omicron variant, combined with the seasonal flu. As such, we are unable to reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.
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
Critical Accounting Policies and use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 18, 2022.
Results of Operations
Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021
The following table sets forth our consolidated statement of operations for the three months ended March 31, 2022 and 2021, and the change between the two years ($ in thousands):

	For the Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue from Sale of Goods	$23,083	$20,080	$3,003	15%
Real Estate Income	2,965	2,890	75	3%

Total Revenues	26,048	22,970	3,078	13%
Cost of Goods Sold	(12,594)	(9,125)	(3,469)	38%

Gross profit	13,454	13,845	(391)	3%
Total Operating Expense	14,695	13,492	1,203	9%

Income (Loss) from Operations	(1,241)	353	(1,594)	452%
Total Other income (expense), net	(1,215)	(8,784)	7,569	86%

Net Loss Before Income Taxes	(2,456)	(8,431)	5,975	71%
Income Tax Expense	(3,438)	(2,653)	(785)	30%

Net Loss from Continuing Operations	(5,894)	(11,084)	5,190	47%

Net Loss	$(5,894)	$(11,084)	$5,190	47%

Revenue from Sale of Goods
Revenue from sale of goods for the three months ended March 31, 2022 was $23,083, an increase of $3,003 or 15% compared to the three months ended March 31, 2021. This increase is primarily due to increased revenue from the Company’s Brookline, MA and Calumet City, IL dispensaries as well as an increase in the Company’s wholesale revenue.
Real Estate Income
Real Estate Income from leasing cannabis production facilities for the three months ended March 31, 2022 was $2,965, an increase of $75 or 3% which is relatively flat compared to the $2,890 recognized for the three months ended March 31, 2021.
Cost of Goods Sold
Cost of goods sold (“COGS”) increased by $3,469 for the three months ended March 31, 2022. COGS represent costs to cultivate and produce cannabis and CBD products that are produced in our owned facilities and are sold to third parties and through our owned dispensaries. For products that are purchased from third parties, COGS is the cost of inventory for sales to retail customers. This increase in COGS is largely attributed to increased third party purchases to meet consumer demand at the Company’s retail locations.

Gross Profit
Gross profit for the three months ended March 31, 2022 was $13,454 or 52% of revenue compared to $13,845 or 60% of revenue for the three months ended March 31, 2021. The decrease in gross profit percentage of 8% is primarily due to increases in third party inventory purchases, particularly to meet exceptional consumer demand in IL, as well as some anticipated pricing pressure in the Massachusetts market.
Total Operating Expenses
Total operating expenses for the three months ended March 31, 2022 were $14,695, an increase of $1,203 or 9%, as compared to the three months ended March 31, 2021. This increase is primarily due to an increase in general and administrative expenses of $2,479, offset by a decrease in equity based compensation of $1,358.
Total Other Income (Expense), net
Total Other Income (Expense) for the three months ended March 31, 2022 was $1,215, as compared to $8,784 for the three months ended March 31, 2021. This is primarily driven by a decrease in non-cash expenses including amortization of loan discount and change in fair value of derivative liability.
Net Loss From Continuing Operations
Net loss from continuing operations for the three months ended March 31, 2022 was $5,894, compared to a net loss from continuing operations of $11,084 for the three months ended March 31, 2021.
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

Adjusted EBITDA
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Management believes that because adjusted EBITDA excludes (a) certain non-cash
expenses (such as depreciation, amortization and stock-based compensation) and (b) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, litigation or dispute settlement charges or gains, and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses adjusted EBITDA (a) as a measure of operating performance, (b) for planning and forecasting in future periods, and (c) in communications with the Company’s board of directors concerning the Company’s financial performance. The Company’s presentation of adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation and should not be used by investors as a substitute or alternative to net loss or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
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
non-cash
expenses, and
one-time
charges related to acquisition costs, financing-related costs, extraordinary pre-opening
expenses and
non-recurring
expenses.
We consider these measures to be an important indicator of the financial strength and performance of our business. The following table reconciles adjusted EBITDA to its closest GAAP measure.
For the three months ended March 31, 2022 and 2021, adjusted EBITDA consisted of the following:

Three months ended March 31,	2022	2021
Net loss (GAAP)	$(5,899)	$(11,084)
Interest income	(2)	(3)
Interest expense	4,227	2,461
Amortization of loan discount upon conversion of debt to equity	—	2,915
Income tax expense	3,438	2,653
Depreciation and amortization	1,795	1,046
Accretion	3,706	—
Equity based compensation	1,038	2,396
Change in value of derivative liability	(1,300)	2,532
Acquisition, transaction, and other one-time costs	891	1,496
Non-cash lease expense	1,125	612
Loss on lease termination	—	879

Adjusted EBITDA (Non-GAAP)	9,018	$5,903

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

•	Legal settlements

•	Non-cash change in fair value of derivative liability

•	Acquisition, transaction, and other expenses (income), which vary significantly by transaction and are excluded to evaluate ongoing operating results
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021, we had total current liabilities of $51,612 and $48,838, respectively, and current assets of $43,809 and $50,874, respectively, to meet our current obligations. As of March 31, 2022, we had working deficit of $7,803, compared to working capital of $2,036, as of December 31, 2021. The decrease of $9,839 is driven primarily by a decrease in cash and increases in accounts payable, taxes payable and current portion of notes payable and accrued interest, partially offset by increases in accounts receivable, other receivables, and inventory, and decreases in accrued expenses and other current liabilities, derivative liability, and current portion of convertible notes.

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
Cash Flows
Net Cash (Used in) Provided by Operations
Net cash used in operating activities was $2,368 for the three months ended March 31, 2022, a decrease of $5,182 as compared to $2,814 of net cash provided by operating activities for the three months ended March 31, 2021. The decrease is primarily due to a gain recognized on the fair valuation of the Company’s derivative liability compared to a loss in the prior period, a decrease in equity based compensation, and a prior period amortization of loan discount upon conversion of debt to equity, which was a one-time expense that was not incurred during the three months ended March 31, 2022. Additionally, the Company’s investments in working capital to build the California and Massachusetts wholesale business resulted in a decrease in net working capital of $1,293.
Net Cash Used in Investing Activities
Net cash used in investing activities was $26,009 for the three months ended March 31, 2022, an increase of $19,979 as compared to $6,030 of cash used in investing activities for the three months ended March 31, 2021. The increase is primarily due to cash paid by the Company as part of the NECC acquisition for the three months ended March 31, 2022. The Company did not enter into an acquisition during the three months ended March 31, 2021. This increase is partially offset by more purchases of property and equipment by the Company during the three months ended March 31, 2021 than the three months ended March 31, 2022.
Net Cash Provided by Financing Activities
Net cash provided by continued financing activities was $14,434 for the three months ended March 31, 2022, an increase of $12,344 as compared to $2,090 of cash provided by financing activities for the three months ended March 31, 2021. The increase is primarily attributed to proceeds from the failed sale-leaseback transaction associated with the NECC acquisition during the three months ended March 31, 2022.

Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation
S-K,
the Company is not required to provide information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule
13a-15
under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.
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

Material Weaknesses in Internal Control
The Company did not fully design and implement effective control activities based on the criteria established in the COSO framework. The Company has identified deficiencies that constitute a material weakness, either individually or in the aggregate. This material weakness is attributable to the following factors:

•	We did not have sufficient accounting staff resources to timely perform closing and audit-related procedures.

•	We did not have effective controls over the review procedures for balance sheet account reconciliations and manual journal entries.

•	We did not have documented evidence of review procedures and did not have sufficient segregation of duties within our accounting function.
Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded that our internal control over financial reporting was not effective as of March 31, 2022. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
Management conducted its evaluation of disclosure controls and procedures under the supervision of our CEO and CFO. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses listed above.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
The Company continues to strengthen our internal control over financial reporting and is committed to ensuring that such controls are designed and operating effectively. The Company is implementing process and control improvements to address the above material weakness as follows:

•	The Company will assess sufficient resources, both in accounting staff and related technology, needed to timely perform closing and audit-related procedures and align identified resources.

•	The Company will assess controls needed to effectively review procedures for balance sheet account reconciliations and manual journal entries and implement identified controls.

•	The Company will assess review procedures to have sufficient segregation of duties within our accounting function, then standardize and document such procedures for evidence of review.
The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company is working to have the material weaknesses remediated as soon as possible. However, there is no assurance that the remediation will be fully effective. As described above, the material weakness has not been remediated as of the filing date of this Form
10-Q.
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
Changes in Internal Control over Financial Reporting
Other than those described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On August 5, 2019, Richard Hernandez and Commerce Citizens Against Marijuana Corruption (the “Complainants”) filed a complaint (Superior Court of California Case No.
19ST-CV-27029)
and writ of mandamus against the City of Commerce, California and certain of its officials alleging procedural errors committed by the City in relation to certain development agreements granted to 22 cannabis operators allowing such operators to operate various cannabis businesses in the City of Commerce. Cannex Holdings (California), Inc., a wholly owned subsidiary of the Company, is one such operator that was named as a Real Party in Interest in the case, and as such, engaged counsel to defend its interests relating to the claims brought against the City of Commerce, California. On April 15, 2021, the court in the matter ruled on a demurrer where certain of the Complainants’ claims were dismissed. Additionally, a writ of mandamus hearing (subject to an application for continuance being sought on August 17, 2021) was scheduled for September 30, 2021. If the Complainants’ remaining claims were upheld (including through appeals), the City of Commerce could have been required to reissue the “ordinances”, “Development Agreements” or other applicable license rights to the current license holders. While the City of Commerce stated in no uncertain terms that it would act immediately to ensure/restore fully licensed status of any of the affected operators, there could be no assurances that such relicensing would be successful or if successful would not result in a significant disruption of operations for the operators. As a result, the Company entered into a confidential settlement with Complainants on or around September 22, 2021, and the matter was dismissed with prejudice as to the Company.
In December 2021, the Company settled a dispute with an undisclosed defendant. As part of the settlement, the Company recorded a gain on the settlement of $3,768.
On January 26, 2022, Savills, Inc. (“Savills”) sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleges that the Company has breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claims damages of approximately $19,000 in connection with its claim that it obtained benefits for the Company allegedly valued at over $129,000. The Company denies these allegations, denies the Company has obtained such benefits, disputes Savills’ characterization of the facts, and denies liability. The Company has filed a counterclaim against Savills alleging breach of contract by Savills.
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
Item 1A. Risk Factors
As a “smaller reporting company” as defined by Item 10 of Regulation
S-K,
we are not required to provide information required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 14, 2022, pursuant to a settlement agreement to settle an unsecured promissory note with an outstanding balance of $3,213 at December 31, 2021, the Company issued 6,235,512 SVS to Healthy Pharms Inc.
On January 28, 2022, pursuant to an agreement and plan of merger whereby New England Cannabis Corporation, Inc., a Massachusetts corporation (“NECC”) became a wholly owned subsidiary of the Company, the Company issued 28,571,428 SVS, with a deemed value of $1.05 per share, or a total estimated valuation of $30,000,000 to Mr. Kenneth V. Stevens, the sole owner of all of the issued and outstanding capital stock of NECC.
On April 25, 2022, pursuant to an agreement and plan of merger whereby Island Global Holdings, Inc., a California corporation (“Island”) became a wholly owned subsidiary of the Company, the Company issued an aggregate of: 8,783,716 SVS and warrants to purchase 2,999,975 SVS at a price of $1.00 per SVS to certain shareholders and debtholders of Island.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Exchange Act (including Regulation D promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

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
*
This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4FRONT VENTURES CORP.

Date: May 23, 2022	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Andrew Thut
Andrew Thut
Chief Investment Officer and
Interim Chief Financial Officer
(Principal Financial Officer)