Form 10-Q
period 2022-06-30
4Front Ventures Corp.
filed 2022-08-15
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August
15
, 2022, the registrant had 636,636,686 Class A subordinate voting shares outstanding.

4Front Ventures Corp.
FORM
10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As of June 30, 2022 and December 31, 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$6,032	$22,581
Accounts receivable, net	5,844	1,946
Other receivables	33	289
Current portion of lease receivables	3,405	3,630
Inventory	28,837	20,087
Current portion of notes receivable	—	109
Prepaid expenses	2,974	2,232

Total current assets	47,125	50,874

Property, plant, and equipment, net	58,967	42,633
Lease receivables	6,541	6,748
Intangible assets, net	54,239	26,246
Goodwill	42,037	23,155
Right-of-use assets	106,406	100,519
Deposits	5,142	5,364

TOTAL ASSETS	$320,457	$255,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$6,391	$2,131
Accrued expenses and other current liabilities	13,031	9,411
Taxes payable	29,651	23,968
Derivative liability	428	3,502
Current portion of contract liabilities	1,535	—
Current portion of convertible notes	—	2,784
Current portion of lease liability	4,121	3,629
Current portion of notes payable and accrued interest	8,235	3,413

Total current liabilities	63,392	48,838

Convertible notes	15,205	14,641
Notes payable and accrued interest from related party	49,366	48,266
Long term notes payable	10,128	1,709
Long term accounts payable	1,200	1,200
Contract liabilities	2,000	—
Contingent consideration payable	—	2,393
Construction finance liability	16,000	—
Deferred tax liability	6,884	7,849
Lease liability	101,380	93,111

TOTAL LIABILITIES	265,555	218,007

SHAREHOLDERS’ EQUITY
Equity attributable to 4Front Ventures Corp.	302,502	274,120
Additional paid-in capital	53,625	52,197
Deficit	(301,307)	(288,857)
Non-controlling interest	82	72

TOTAL SHAREHOLDERS’ EQUITY	54,902	37,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$320,457	$255,539

See accompanying notes to financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE
Revenue from sale of goods	$25,488	$24,452	$48,571	$44,532
Real estate income	2,951	2,669	5,916	5,559

Total revenues	28,439	27,121	54,487	50,091
Cost of goods sold	(16,123)	(10,816)	(28,717)	(19,941)

Gross profit	12,316	16,305	25,770	30,150
OPERATING EXPENSES
Selling and marketing expenses	6,327	6,714	11,493	11,871
General and administrative expenses	6,566	5,083	14,210	10,248
Depreciation and amortization	1,123	861	1,970	1,635
Transaction and restructuring related expenses	2,009	—	2,009	—
Equity based compensation	390	2,979	1,428	5,375

Total operating expenses	16,415	15,637	31,110	29,129

(Loss) Income from operations	(4,099)	668	(5,340)	1,021
Other income (expense)
Interest income	—	8	2	11
Interest expense	(3,418)	(2,901)	(6,038)	(5,362)
Amortization of loan discount upon conversion of debt to equity	—	—	—	(2,915)
Change in fair value of derivative liability	1,774	(311)	3,074	(2,843)
Change in contingent consideration payable	2,393	—	2,393	—
Loss on lease termination	—	(331)	—	(1,210)
Other	(154)	—	(51)	—

Total other income (expense), net	595	(3,535)	(620)	(12,319)

Net loss before income taxes	(3,504)	(2,867)	(5,960)	(11,298)
Income tax expense	(3,042)	(3,351)	(6,480)	(6,004)
Net loss	(6,546)	(6,218)	(12,440)	(17,302)
Net income attributable to non-controlling interest	5	5	10	10

Net loss attributable to shareholders	$(6,551)	$(6,223)	$(12,450)	$(17,312)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of shares outstanding, basic and diluted	636,653,975	587,218,794	628,175,765	573,108,183
See accompanying notes to condensed interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the Six Months Ended June 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders’ Equity	Non- Controlling Interest	Total Shareholders’ Equity

Balance, December 31, 2021	594,181,604	$274,120	$52,197	$(288,857)	$37,460	$72	$37,532
Shares issued for NECC pursuant to acquisition	28,571,428	18,200	—	—	18,200	—	18,200
Share-based compensation	—	—	1,038	—	1,038	—	1,038
Conversion of notes to equity	6,235,512	3,122	—	—	3,122	—	3,122
Shares issued with exercise of warrants	88,659	50	—	—	50	—	50
Net loss	—	—	—	(5,899)	(5,899)	5	(5,894)

Balance, March 31, 2022	629,077,203	$295,492	$53,235	$(294,756)	$53,971	$77	$54,048

Shares issued for Island pursuant to acquisition	8,783,716	6,245	—	—	6,245	—	6,245
Warrants issued for Island pursuant to acquisition	—	732	—	—	732	—	732
Share-based compensation	—	—	390	—	390	—	390
Shares issued with exercise of stock options	51,975	33	—	—	33	—	33
Net loss	—	—	—	(6,551)	(6,551)	5	(6,546)

Balance, June 30, 2022	637,912,894	$302,502	$53,625	$(301,307)	$54,820	$82	$54,902

See accompanying notes to condensed interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the Six Months Ended June 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders’ Equity	Non- Controlling Interest	Total Shareholders’ Equity

Balance, December 31, 2020	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203

Shares issued for Pure Ratios earnout	473,491	161	—	—	161	—	161
Share-based compensation	—	—	2,396	—	2,396	—	2,396
Conversion of notes to equity	24,366,003	6,253	—	—	6,253	—	6,253
Shares issued with exercise of stock options	1,358,116	871	—	—	871	—	871
Shares issued with exercise of warrants	2,422,363	1,563	—	—	1,563	—	1,563
Return of treasury shares	(8,320)	—	—	—	—	—	—
Net loss	—	—	—	(11,089)	(11,089)	5	(11,084)

Balance, March 31, 2021	567,462,905	$259,431	$44,512	$(261,637)	$42,306	$57	$42,363

Shares issued for Om of Medicine earnout	535,018	722	—	—	722	—	722
Share-based compensation	—	—	2,979	—	2,979	—	2,979
Conversion of notes to equity	24,676,794	11,466	—	—	11,466	—	11,466
Shares issued with exercise of stock options	652,940	443	—	—	443	—	443
Shares issued with exercise of warrants	570,864	1,813	—	—	1,813	—	1,813
Net loss	—	—	—	(6,223)	(6,223)	5	(6,218)

Balance, June 30, 2021	593,898,521	$273,875	$47,491	$(267,860)	$53,506	$62	$53,568

See accompanying notes to condensed interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended June 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,440)	$(17,302)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	4,689	2,166
Equity based compensation	1,428	5,375
Change in fair value of derivative liability	(3,074)	2,843
Change in fair value of contingent consideration	(2,393)	—
Amortization of right-of-use assets	—	1,765
Accretion of lease liability	2,803	(478)
Write-off of fixed asset from terminated lease	—	1,210
Accretion of contingent consideration	—	228
Accretion of convertible debenture and interest	564	850
Accrued interest on notes payable	3,614	3,884
Interest accrued - lease receivable	432	349
Deferred taxes	(965)	632
Amortization of loan discount upon conversion of debt to equity	—	2,915
Changes in operating assets and liabilities	2,458	(170)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,884)	4,267

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for NECC business combination, net of cash acquired	(24,998)	—
Cash acquired as part of Island business combination	458	—
Notes receivable repayments	109	405
Sale of dispensaries and interests in cannabis licenses	—	1,093
Purchases of property and equipment	(2,249)	(12,234)

NET CASH USED IN INVESTING ACTIVITIES	(26,680)	(10,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(412)	(1,204)
Proceeds from issuance of construction financing liability	16,000	—
Proceeds from the exercise of warrants	50	1,664
Proceeds from the exercise of stock options	33	1,314
Repayment of notes payable	(2,656)	(2,674)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,015	(900)

NET DECREASE IN CASH	(16,549)	(7,369)
CASH, BEGINNING OF QUARTER	22,581	18,932

CASH, END OF QUARTER	$6,032	$11,563

See accompanying notes to condensed interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of June 30, 2022, the Company operates six dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. As of June 30, 2022, the Company operates three production facilities in Massachusetts, Illinois and California and produces the majority of products that are sold at its own Massachusetts and Illinois dispensaries. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies, and intellectual property to cannabis producers in the state of Washington.
While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule 1 drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision.
The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a
CBD-focused
wellness company in California, that sells
non-THC
hemp derived products throughout the United States.
On January 28, 2022, the Company entered into an agreement and plan of merger (the “NECC Merger Agreement”) with New England Cannabis Corporation, Inc., a Massachusetts Corporation (“NECC”) and a wholly owned subsidiary of the Company entered into an amended membership interest purchase agreement (the “Everett Purchase Agreement,” and together with the NECC Merger Agreement, the “NECC Merger Agreements”) with Kenneth Stevens to purchase all of the membership interests of 29 Everett, LLC (“29 Everett”), a Massachusetts limited liability company. See Note 7 for further details on the NECC Merger Agreements and corresponding transactions under such agreements.
On March 30, 2022, the Company entered into an agreement and plan of merger (the “Island Merger Agreement”) by and among the Company, Island Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Island Merger Sub”); Island Global Holdings, Inc., a California corporation (“Island”); and Navy Capital SR LLC, a Delaware limited liability company (“Navy”, and together with the Company, Island Merger Sub, and Island, the “Island Parties”). In April 2022, pursuant to the terms and conditions of the Merger Agreement, Island Merger Sub merged with and into Island, with Island surviving the merger and continuing its corporate existence as a wholly owned subsidiary of the Company (the “Island Merger”). See Note 7 for further details on the Island Merger Agreements and corresponding transactions under such agreements.
Management continues to evaluate the impact of the
COVID-19
pandemic on the Company’s industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The corporate office address of the Company is 5060 North 40th Street, Suite 120, Phoenix, Arizona, and the Company’s registered office is 550 Burrard Street, Suite 2900, Vancouver, British Columbia.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
The Company’s accounting policies have remained consistent with those disclosed in the latest annual consolidated financial statements except for the additional policy noted below.
Principles of consolidation
The accompanying condensed consolidated interim financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation. The financial results of NECC are included in the condensed consolidated financial statements beginning on January 28, 2022, the merger closing date. The financial results of Island are included in the condensed consolidated financial statements beginning on April 25, 2022, the merger closing date.
The financial statements of the subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies.
Note 3: SIGNIFICANT ACCOUNTING POLICIES

(a)	Critical accounting estimates and judgments
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods. The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those described in the latest annual consolidated financial statements, except for additional accounting policies identified during the interim period noted below.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Contract Assets and Liabilities
To the extent that the customer has paid consideration before transferring goods or services to the customer, a contract liability is recorded on the consolidated balance sheet as current portion of contract liabilities for contract liabilities due within twelve months or contract liabilities for contract liabilities due after twelve months. When the Company has an unconditional right to payment, a receivable is recorded on the consolidated balance sheet as current portion of contract assets for contract assets due within twelve months or contract assets for contract assets due after twelve months. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as current portion of contract liabilities in the accompanying condensed balance sheets. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities. The accompanying condensed balance sheets reflect a contract liability for the amount of revenue to be recognized in the future as and when the Company satisfies its remaining performance obligations. As of June 30, 2022, in connection with the Island Merger, the Company had recogn ized $
3,535
of contract liabilities, $
1,535
of which were recorded as current liabilities and $
2,000
were recorded as long term liabilities. See Note 7 for further discussion on the Island Merger.
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

iii.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations—Accounting for Contract Assets and Contract Liabilities (Topic 805)”. The amendments in this update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination by requiring that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. As a result of the amendments made by the ASU, it is expected than an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. An entity that early adopts in an interim period should apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (ii) prospectively to all business combinations that occur on or after the date of initial application. The Company has elected to early adopt this standard as of January 1, 2022. The adoption of the standard had an impact on the valuation of Island deferred revenue contracts upon the acquisition date. The Company recognized the contract liabilities acquired consistent with the previous accounting treatment at the acquired entity. This standard did not have an impact on the NECC acquisition entered into on January 28, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Accounting Pronouncements Not Yet Adopted

i.
In June 2022, the FASB issued ASU
2022-03,
“Fair Value Measurements—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)”. ASU
2022-03
clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted and the amendments in the ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently assessing the impact of adopting ASU
2022-03
on the consolidated financial statements.

Note 4: INVENTORY
The Company’s inventories include the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Raw materials - unharvested cannabis	$2,849	$2,164
Raw materials - harvested and purchased cannabis	10,824	3,045
Packaging and other non-finished goods	2,986	1,734
Work in process - manufactured and purchased extracts	4,825	4,771
Finished goods	7,353	8,373

Total	$28,837	$20,087

Note 5: PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment and related depreciation are summarized in the table below:

	June 30, 2022	December 31, 2021
Land	$775	$—
Buildings & improvements	13,896	1,483
Construction in process	702	63
Furniture, equipment & other	17,974	13,425
Leasehold improvements	36,878	35,538

Total	$70,225	$50,509
Less: accumulated depreciation	(11,258)	(7,876)

Total property, plant, and equipment, net	$58,967	$42,633

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
On April 25, 2022, in conjunction with a business combination with Island, the Company acquired property and equipment totaling $2,214. (Note 7).
Approximately $33,000 of property and equipment is secured by LI Lending as collateral on the LI Lending note (Note 9). There were no significant contractual commitments for future capital expenditures as of June 30, 2022 and December 31, 2021.
Depreciation of property, plant, and equipment is computed using the straight-line method over the asset’s estimated useful life. The Company does not depreciate land, which has an indefinite useful life. Depreciation expense for the six months ended June 30, 2022 and 2021 was $3,382 and $1,138, respectively, of which $2,719 and $725, respectively, is included in cost of goods sold. Depreciation expense for the three months ended June 30, 2022 and 2021 was $2,217 and $675, respectively, of which $1,771 and $400, respectively, is included in cost of goods sold.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non-Competition Agreements	Know-How	Tradenames and Trademarks	Total
Balance, December 31, 2020	$20,146	$1,668	$43	$6,933	$—	$28,790
Amortization expense	—	(580)	(43)	(1,921)	—	(2,544)

Balance, December 31, 2021	$20,146	$1,088	$—	$5,012	$—	$26,246
NECC merger and 29 Everett acquisition (Note 7)	18,000	—	—	—	—	18,000
Island merger (Note 7)	8,700	—	—	—	2,600	11,300
Amortization expense	—	(290)		(970)	(47)	(1,307)

Balance, June 30, 2022	$46,846	$798	$—	$4,042	$2,553	$54,239

Goodwill

Balance, December 31, 2020	$23,155

Balance, December 31, 2021	$23,155
NECC merger and 29 Everett acquisition (Note 7)	12,547
Island merger (Note 7)	6,335

Balance, June 30, 2022	$42,037

Impairment of Intangible Assets and Goodwill
On an annual basis, the Company assesses the Company’s reporting units (“RUs”) for indicators of impairment or when facts or circumstances suggest that it is more likely than not that the carrying amount may exceed fair value. For the purpose of impairment testing, goodwill is allocated to the Company’s RUs to which it relates.
Goodwill was not tested for impairment during the six months ended June 30, 2022.
Six Months Ended June 30, 2022
On January 28, 2022, the Company entered into the NECC Merger Agreements with NECC and 29 Everett for total consideration of $45,200. As part of the purchase price allocation of the acquisition and merger, the Company recognized $18,000 of acquired licenses and $12,547 of goodwill based on the consideration transferred and fair value of net
assets acquired.
On April 25, 2022, the Company entered into the Island Merger Agreement with Island for total consideration of $16,977. As part of the purchase price allocation of the acquisition and merger, the Company recognized $8,700 of acquired licenses, $2,600 of trade names and trademarks and $6,335 of goodwill based on the consideration transferred and fair value of net
assets acquired.
For further details on the acquisitions and purchase price allocations, see Note 7.
Year Ended December 31, 2021
In 2021, management assessed indicators of impairment and concluded the below for the respective RUs:
Retail, Production and Ancillary Cannabis Reporting Units
Management did not identify any significant negative triggering events that would suggest it is more likely than not that impairment exists. Therefore, further analysis was not required for these RUs.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Pure Ratios RU
As of June 30, 2022 and December 31, 2021, the accumulated impairment is $13,400, which is due to goodwill impairment of the entire outstanding balance of goodwill on the Pure Ratios segment for the year ended December 31, 2020. As a result, the segment does not have a balance of goodwill or intangible assets remaining as of December 31, 2021.
Note 7: ACQUISITIONS AND BUSINESS COMBINATIONS
NECC Merger Agreement
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
In connection with the consummation of the NECC Merger on January 28, 2022, Mission Partners RE, LLC, a Delaware limited liability company wholly owned by the Company (“Mission Partners RE”), and Mr. Stevens entered into the first amendment to that certain membership interest purchase agreement (the “Everett Purchase Agreement”). Pursuant to the Everett Purchase Agreement, the Company (through Mission Partners RE) completed its acquisition of 100% of the issued and outstanding membership interests of 29 Everett Street LLC, a Massachusetts limited liability company (the “Everett LLC”), which was solely held by Mr. Stevens and which owns certain real property that is currently leased to and used by NECC. The Company (i) paid Mr. Stevens cash in the amount of $16,000,000, and (ii) issued Mr. Stevens a promissory note in the initial principal amount of $2,000,000, which will bear interest at an annual rate of ten percent (10%) and mature
d
on the
six-month
anniversary of January 28, 2022.
On July 28, 2022, the parties amended the promissory note to provide for payment of half the principal on the initial maturity date, and the remaining principal and all accrued interest on September 12, 2022. The Merger and Purchase Agreement were recorded as one transaction (collectively, referred to as the “NECC Acquisitions”), as the entities were commonly owned by the same individual and the purchase of Everett LLC was contingent on the Merger with NECC.
The NECC Merger was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the NECC Merger. These values are subject to change as the Company completes its determination of the fair value of assets acquired and liabilities assumed. Upon acquisition of NECC and Everett LLC on January 28, 2022, the Company consolidated the operations of Everett LLC into NECC. As of the date of acquisition, the Company recognized NECC under the THC Cannabis segment as part of segment reporting.
The Company entered into the NECC Merger in order to acquire cannabis licenses, as well as property and equipment held by NECC to increase the Company’s presence in Massachusetts and the northeastern United States. As part of the NECC, the Company incurred $130 in restructuring costs, which were included in transaction and restructuring related expenses and expensed as incurred. As part of the NECC Merger, the Company incurred $544 in transaction costs, which were included in transaction and restructuring related expenses and expensed as incurred.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The following tables present the preliminary purchase price allocation for the NECC Merger:

Cash consideration	$25,000
Seller note	2,000
Equity consideration - common stock	18,200

Total Purchase Price	$45,200

Description	Fair value
Assets acquired:
Cash	$2
Inventory	213
Property, plant, and equipment	15,238
Intangible asset - licenses	18,000

Total assets acquired	$33,453

Liabilities assumed:
Accounts payable	800

Total liabilities assumed	$800

Estimated fair value of net assets acquired	$32,653

Estimated Goodwill	$12,547

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
Island Merger Agreement
On March 30, 2022, the Company entered into an agreement and plan of merger (the “Island Merger Agreement”) by and among the Company, Island Merger Sub, Island, and Navy (together the “Island Parties”). Pursuant to the terms and conditions of the Merger Agreement, Island Merger Sub merged with and into Island, with Island surviving the merger and continuing its corporate existence as a wholly owned subsidiary of the Company (the “Island Merger”). The Island Merger Agreement was to be effective as of April 25, 2022 (the “Effective Date”).

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
On April 22, 2022, the Parties entered into the first amendment to the Island Merger Agreement to replace the requirement that certain noteholders fund a letter of credit to Island of up to $1,000,000. In lieu of funding a letter
 of credit, the noteholders agreed to pay the full $1,000,000 in cash to Island on or prior to the closing of the transactions contemplated by the Island Merger Agreement.
The Island Merger was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Island Merger. These values are subject to change as the Company completes its determination of the fair value of assets acquired and liabilities assumed. Upon acquisition of Island and Navy on April 25, 2022, the Company consolidated the operations of Navy into Island. As of the date of acquisition, the Company recognized Island under the THC Cannabis segment as part of segment reporting.
The Company entered into the Island Merger in order to add new high-quality products to the Company’s growing brand portfolio, including diverse lines of pre-rolls,
flower and infused products, as well as reduce production costs. As part of the Island Merger, the Company incurred
$
1,288 in restructuring costs, which were included in transaction and restructuring related expenses and expensed as incurred. As part of the Island Merger, the Company incurred $47 in transaction costs, which were included in transaction and restructuring related expenses and expensed as incurred.
The following tables present the preliminary purchase price allocation for the Island Merger:

Seller note	$10,000
Equity consideration - common stock	6,245
Equity consideration - warrants	732

Total Purchase Price	$16,977

Description	Fair value
Assets acquired:
Cash	$458
Accounts receivable	876
Inventory	3,072
Prepaid expenses and other current assets	424
Property and equipment, net	2,214
Operating lease - right of use asset	10,227
Intangible assets	11,300

Total assets acquired	$28,571

Liabilities assumed:
Accounts payable	$1,356
Accrued expenses and other liabilities	2,566
Contract liabilities	3,535
Lease liabilities	10,227
Notes payable	245
Total liabilities assumed	$17,929

Estimated fair value of net assets acquired	$10,642

Estimated Goodwill	$6,335

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
The intangible assets acquired by the Company consist of cannabis licenses
,
trade names and trademarks for operations. Utilizing alike licenses as a benchmark, the Company determined that the licenses acquired are indefinite lived assets and the trade names and trademarks have a life of ten years.
Unaudited Pro Forma Results
The following unaudited pro forma financial information presents the results of operations of the Company, NECC, and Island for the six months ended June 30, 2022 and 2021, as if the acquisitions had occurred as of the beginning of the first period presented instead of on January 28 and April 25, 2022, respectively. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.
The unaudited pro forma financial information for the Company including NECC and Island for the three months ended June 30, 2022 is as follows:

	For the For the Three Months Ended June 30,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenues	$28,439	$28,706	$27,121	$28,922
(Loss) income from operations	(4,099)	(5,444)	668	(936)

Net loss	$(6,546)	$(8,932)	$(6,218)	$(8,115)

Basic and diluted earning (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
The unaudited pro forma financial information for the Company including NECC and Island for the six months ended June 30, 2022 is as follows:

	For the For the Six Months Ended June 30,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenues	$54,487	$56,113	$50,091	$53,286
(Loss) income from operations	(5,340)	(9,399)	1,021	(2,490)

Net loss	$(12,440)	$(20,817)	$(17,302)	$(20,813)

Basic and diluted earning (loss) per share	$(0.02)	$(0.03)	$(0.02)	$(0.04)
Note 8: LEASES
The Company has operating leases for its facilities where the Company conducts its operations. These leases have remaining lease terms ranging from 1 year to 19.2 years.
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
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The Company’s lease agreements occasionally provide an implicit borrowing rate. When implicit borrowing rates are provided, the Company utilizes these implicit borrowing rates to calculate right-of-use
assets and liabilities at the end of each reporting period. The Company may enter into leases that do not provide an implicit borrowing rate. When an implicit borrowing rate is not provided, the Company uses a benchmark approach to derive an appropriate imputed discount rate. The Company will benchmark itself against other companies of similar credit ratings and compare quality and derive an imputed rate, which was used in a portfolio approach to discount its lease liabilities.
For the three months ended June 30, 2022 and 2021 the Company recorded $2,595 and $2,400 in operating lease expense, respectively. For the six months ended six months ended June 30, 2022 and 2021 the Company recorded $7,417 and $4,868 in operating lease expense, respectively.
(a) The Company as a Lessee
The following table summarizes the Company’s operating leases:

	Classification - Consolidated Balance Sheet	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating Lease Assets	$106,406	$100,519
Liabilities
Current
Operating	Current portion of operating lease liabilities	4,121	3,629
Noncurrent
Operating	Operating lease liabilities	101,380	93,111

Total lease liabilities		$105,501	$96,740

The components of lease expense are included in cost of goods sold, general and administrative expenses, and selling and marketing expenses, based on the underlying use of the right-of-use
asset.
Maturities of lease liabilities for third-party operating leases as of June 30, 2022 were as follows:

Operating Leases
2022	$8,329
2023	16,987
2024	17,491
2025	17,633
2026	18,056
2027	18,076
2028 and Thereafter	234,359

Total undiscounted cash flows	$330,931
Less discounting	(225,430)

Total lease payments	$105,501

The Company has
right-of-use
assets and lease liabilities for leased real estate for dispensaries, cultivation and production facilities and office space. The incremental borrowing rate used for leases for 2022 was 10.25 - 18% and was 10.25 - 17% for 2021.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(b) The Company as a Lessor:
The Company leases a building in Elma, Washington that is subleased by the Company to a third party. This sublease is classified as a finance lease with a long term lease receivable balance of $6,541 and a short term lease receivable balance of $3,405 as of June 30, 2022 compared to a long term lease receivable balance of $6,748 and a short term lease receivable balance of $3,630 as of December 31, 2021. This lease generated $676 of the $2,951 and $570 of the $2,669 in real estate income for the three months ended June 30, 2022 and 2021, respectively. This lease generated $1,368 of the $5,916 and $1,361 of the $5,559 in real estate income for the six months ended June 30, 2022 and 2021, respectively.
The Company owned buildings in Olympia, Washington that were leased to a third party. This lease was classified as a finance lease. On December 17, 2020, the Company sold the Olympia building and other assets as part of a sale and leaseback transaction and this lease was cancelled. The Company applied ASC 842 to a new sublease to the same third party and classified the new sublease as an operating lease. The lease receivable was sold to the purchaser of the assets as part of the sale and leaseback transaction. This lease generated $2,275 of the $2,951 and $2,099 of the $2,669 in real estate income for the three months ended June 30, 2022 and 2021, respectively. This lease generated $4,548 of the $5,916 and $4,198 of the $5,559 in real estate income for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes changes in the Company’s lease receivables:

	June 30, 2022	December 31, 2021
Balance, beginning of the year	$10,378	$11,045
Interest	1,368	2,783
Lease payments received	(1,800)	(3,450)

Balance, end of the period	$9,946	$10,378
Less current portion	(3,405)	(3,630)

Long-term lease receivables	$6,541	$6,748

Future minimum lease payments receivable (principal and interest) on the leases are as follows:

Operating Leases
2022	$1,830
2023	1,575
2024	—
2025	—
2026	—
Thereafter	—

Total minimum lease payments	3,405
Effect of discounting	(431)
Present value of minimum lease payments	2,974
Present value of residual value of leased property	6,972

Total lease receivable	9,946
Current portion lease receivable	(3,405)

Long-term lease receivable	$6,541

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 9: NOTES PAYABLE AND CONVERTIBLE NOTES
The Company’s notes payable and convertible notes are as follows:

	LI Lending, LLC	May 2020 Convertible Notes	2022 Island Global Holdings Related Party Notes	May 2020 Convertible Notes (Swap)	October 2021 Convertible Note	Other Loans	Total
Balance, December 31, 2020	$45,362	$2,855	$—	$11,867	$—	$6,931	$67,015

Loans advanced, net	—	—	—	—	14,376	930	15,306
Loan payments	(4,671)	—	—	—	—	(1,079)	(5,750)
Converted to equity	—	(5,852)	—	(11,867)	—	—	(17,719)
Accrued interest	7,575	2,997	—	—	265	1,124	11,961

Balance, December 31, 2021	$48,266	$—	$—	$—	$14,641	$7,906	$70,813

Loans advanced, net	—	—	245	—	—	13,138	13,383
Loan payments	(2,526)	—	—	—	—	(130)	(2,656)
Converted to equity	—	—	—	—	—	(2,784)	(2,784)
Accrued interest	3,381	—	—	—	564	233	4,178

Balance, June 30, 2022	$49,121	$—	$245	$—	$15,205	$18,363	$82,934
Less current portion	—	—	—	—	—	(8,235)	(8,235)

Long-term portion	$49,121	$—	$245	$—	$15,205	$10,128	$74,699

Convertible Notes
On May 14, 2020, the Company issued $5,827 in convertible notes to existing investors in the Company. The notes pay interest of 5% per annum and have a maturity date of February 28, 2022. The notes can be converted into SVS of the Company for $0.25 per share at any time at the option of the holder.
The Company was permitted to require
 mandatory conversion at any time that the Company’s stock price remains above $0.50 for 45 consecutive days. In 2021, the Company enacted the mandatory conversion feature and converted the May 2020 Convertible Note balance to subordinate voting shares.
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
On October 6, 2021, the Company entered into a convertible promissory note purchase agreement for $15,000, less issuance costs of $624, resulting in net proceeds of $14,376. The notes pay interest of 6% per annum and have a maturity date of October 6, 2024. The notes can be converted into SVS of the Company for $1.03 per share at any time at the option of the holder. As of June 30, 2022, no payments have been made for this loan.
LI Lending LLC
On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50,000. LI Lending LLC is related because an officer of the Company is a part-owner of LI Lending LLC. As of June 30, 2022, the Company had drawn $45,000 on the loan in two amounts, an initial $35,000 and a final $10,000, both bearing a 10.25% and 12.25% interest rate, respectively. The outstanding balance as of June 30, 2022 is $49,457, less debt discount of $336, for a net balance of $49,121. See Note 13 for further discussion of this related party transaction.
In April 2020, the loan was amended. In exchange for consent to allow the sale of the Pennsylvania and Maryland assets and the release of related collateral, the Company agreed to make prepayments of principal to LI Lending LLC in the amount of $250 per month for an eight-month period beginning on May 1, 2020. The $2,000 prepayment was applied to the initial $35,000 amount, decreasing the balance to $33,000. Additionally, the Company agreed to pay an increased interest rate of 12.25% on the final $10,000 of the loan until such time as this amount has been paid down, with the initial $33,000 amount continuing to be subject to the original 10.25% interest rate.
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
The loan matures on May 10, 2024. An exit fee of 20% of the principal balance will be due as principal is repaid. Accrued interest expense of $3,381 includes a loan discount accretion expense of $165 for the six months ended June 30, 2022. Accrued interest expense of $1,490 includes a loan discount accretion expense of $40 for the three months ended June 30, 2022. On January 1, 2022, the Company began making the required principal payments in addition to the interest payments for this loan. As of June 30, 2022, the Company has made $2,526 in payments on this loan.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Other
Outstanding as of June 30, 2022 were other payables totaling $18,363 which include notes issued as part of the acquisitions of Healthy Pharms, NECC, and Arkansas entities as follows:

Other

Subsidiary	Terms	June 30, 2022	December 31, 2021
Healthy Pharms Inc.	Unsecured convertible note, due November 18 , 2021 at 12% per annum	$—	$2,784
Healthy Pharms Inc.	Unsecured promissory note at $0.50 per share due December 18, 2022 at 10% per annum (1)	3,377	3,213
Island Global	Promissory note due October 25, 2026 at 6% per annum	10,128	—
NECC	Promissory note due September 12, 2022 at 10% per annum	2,084	—
Om of Medicine, LLC	Promissory note due September 1, 2022 at 12% per annum (3)	981	—
Arkansas Entities	Unsecured Promissory note due December 1, 2022, monthly interest payments at 14% per annum	1,709	1,709
Equipment Loans	Secured by equipment, monthly payments beginning in 2021 at 15% per annum	63	49
Other	Various	21	151

Total Notes Payable and Convertible Notes		$18,363	$7,906

(1)
In November 2021, the unsecured promissory note was modified to be due and payable in full on or before December 18, 2022. The Company concluded the extension resulted in a debt modification under
ASC 470
.

(2)
In July 2022, the promissory note was modified, whereby 50% of the outstanding note payable was paid on July 28, 2022, and the remaining outstanding balance of the note was to be payable in full on or before September 12, 2022.

(3)
In April 2022, the Company entered into a seller note payable to pay the outstanding balance due resulting from the 2021 Om earnout in connection with prior period contingent considerations. The note bore 10% interest per annum and was due to be paid in full by July 1, 2022. At the time of the issuance of the note, the liability was current and was certain to be paid during 2022. In July 2022, the Company amended the note, whereby the Company paid $345 of the remaining balance on the seller note and the term of the remaining balance of the seller note was extended to September 1, 2022, bearing interest at 12% per annum. If payment is not received in full by September 1, 2022, the remaining balance on the note will accrue interest at
20% per
annum until payment is made in full. See Note 14 for further details on contingent considerations and the Om earnout.

Future minimum payments on the notes payable and convertible debt are as follows:

June 30, 2022
2022	$8,235
2023	—
2024	64,326
2025	—
2026	12,874
Thereafter	—

Total minimum payments	85,435
Effect of discounting	(2,501)

Present value of minimum payments	82,934
Less current portion	(8,235)

Long-term portion	$74,699

Construction Finance Liability
On January 28, 2022, a wholly owned subsidiary of the Company acquired property at 29 Everett in conjunction with the NECC Merger (see Note 7 for further details on the transaction). Concurrently, effective January 28, 2022, the Company sold a portion of the property it had acquired in the acquisition for

$16,000
.
In connection with the sale of the property at 29 Everett, the Company agreed to lease the location back for cultivation, effective on January 28, 2022. The details of the lease included three purchase options that the Company can exercise, in which the Company has the ability to repurchase the property on either the second, fourth, or sixth anniversary of the lease agreement. The Company determined that the purchase and subsequent leasing of the land, building, and equipment at NECC was a sale of real estate, as the property and equipment sold as part of the building were interrelated with the building. Under
ASC 842 - Leases
, lease arrangements where assets are sold and leased back, whereby the transaction fails to meet the definition of a sale of an asset, does not meet the definition of a sale because control is never transferred to the buyer-lessor. The transaction did not meet the sale-and-lease back criteria under ASC 842, and the transaction was treated as a failed sale-leaseback financing arrangement. On January 28, 2022, the Company recorded a construction finance liability for the proceeds received from the sale to recognize a liability resulting from the failed sale-leaseback transaction.
The initial term of the agreement is 20 years, with two options to extend the term for five years each. The initial monthly rent payment is equal to $140 for the first year of the agreement, with 3% annual increases over the life of the agreement. As of June 30, 2022, the total finance liability associated with this transaction is $16,000
. The total interest expense incurred during the six months ended June 30, 2022 was $700.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
All share classes are included within share capital in the consolidated statements of stockholders’ equity on an as-
converted basis. Each share class is entitled to notice of and to attend at any meeting of the shareholders, except a meeting of which only holders of another particular class of shares will have the right to vote. All share classes are entitled to receive dividends, as and when declared by the Company, on an as-converted
basis, and no dividends will be declared by the Company on any individual class unless the Company simultaneously declares or pays dividends on all share classes. No subdivision or consolidation of any share class shall be made without simultaneously subdividing or consolidating all share classes in the same manner.
Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2020	537,575,044	1,276,208	538,851,252

Share capital issuances	55,330,352	—	55,330,352

Balance, December 31, 2021	592,905,396	1,276,208	594,181,604

Share capital issuances	43,731,290	—	43,731,290

Balance, June 30, 2022	636,636,686	1,276,208	637,912,894

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

Series	Shares outstanding as of June 30, 2022	As converted to SVS Shares
Class A - Subordinate Voting Shares	636,636,686	636,636,686
Class C - Multiple Voting Shares	1,276,208	1,276,208

	637,912,894	637,912,894

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
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
On June 30, 2022, the warrants were revalued using the Black Scholes option pricing model, using the following assumptions: Share Price: C$0.71; Expected Life: 0.4 years; Annualized Volatility: 61.40%; Dividend yield: 0.00%; Discount Rate: 2.51%; C$ Exchange Rate: 1.29. The decrease in the value of the derivative liability of $3,074 is reflected in the statement of operations as a $3,074 gain on the change in fair value of the derivative liability.
Note 11: WARRANTS
As of June 30, 2022, there were share purchase warrants outstanding to purchase up to 29,103,553 SVS shares:

Series	Number of warrants	Weight-average exercise price
Balance, December 31, 2021	26,192,237	$0.75
Issued	2,999,975	1.00
Exercised	(88,659)	0.56

Balance, June 30, 2022	29,103,553	$0.75

As of June 30, 2022, the Company has the following warrants outstanding:

Warrants Outstanding	Exercise Price			Expiry Date
10,403,150	C$	0.90	*	November 23, 2022
209,426	C$	0.70	*	November 23, 2022
12,135,922		$0.82	*	December 17, 2022
2,230,080		$0.67	*	January 29, 2023
2,999,975		$1.00		April 13, 2024
625,000	C$	0.80	*	October 6, 2024
500,000	C$	0.80	*	October 6, 2025

29,103,553

*	Represents warrants that are exercisable as of June 30, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
As of June 30, 2022, the Company had the following options outstanding and exercisable on an as-converted
basis:

Grant Date	Strike Price in CAD$	Outstanding Options	Exercisable Options	Life Remaining (years)
July 31, 2019	0.10	6,245,840	6,245,840	2.22
July 31, 2019	1.00	7,783,332	7,783,332	0.45
July 31, 2019	1.00	1,166,667	1,166,667	1.27
July 31, 2019	1.50	508,333	508,333	1.95
July 31, 2019	1.50	800,000	800,000	1.96
August 22, 2019	0.80	5,237,720	4,459,942	2.15
August 22, 2019	1.00	6,150,000	5,522,222	2.15
November 1, 2019	0.80	1,200,000	1,000,000	2.34
February 3, 2020	0.80	348,333	148,333	2.60
June 8, 2020	0.80	25,000	12,500	2.94
July 31, 2020	0.80	1,200,000	1,150,000	3.09
September 15, 2020	0.86	7,315,860	7,315,860	3.21
October 2, 2020	0.77	3,000,000	3,000,000	3.26
November 24, 2020	0.94	1,675,000	1,675,000	3.41
December 2, 2020	1.11	2,900,000	2,900,000	3.43
December 21, 2020	1.06	1,200,000	600,000	3.48
March 18, 2021	1.63	6,375,000	4,158,333	3.72
April 2, 2021	1.36	166,667	100,000	3.76
April 21, 2021	1.58	175,000	116,667	3.81
June 23, 2021	1.56	250,000	216,667	3.98
November 11, 2021	1.33	25,000	6,250	4.37
January 25, 2022	0.89	975,000	209,896	4.58
February 1, 2022	0.84	100,000	20,556	4.59
February 17, 2022	0.85	100,000	14,167	4.64
March 1, 2022	1.09	200,000	33,333	4.67
April 27, 2022	0.90	1,200,000	71,111	4.83
June 17, 2022	0.77	3,735,000	723,661	4.97

		60,057,752	49,958,670	2.72
Stock option activity is summarized as follows:

	Number of Options	Weighted Average Price CAD$	Weighted Average Years
Balance December 31, 2020	50,427,065	0.84	3.72
Granted	7,900,000	1.62	5.00
Exercised	(2,737,326)	1.04	—
Forfeited/ Expired	(1,306,987)	0.43	—

Balance December 31, 2021	54,282,752	0.94	2.97
Granted	6,435,000	0.83	5.00
Exercised	(51,975)	0.80	—
Forfeited/ Expired	(608,025)	1.62	—

Balance June 30, 2022	60,057,752	0.92	2.72

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

During the six months ended June 30, 2022 and 2021, the Company recognized share-based compensation of $1,428 and $5,375. During the three months ended June 30, 2022 and 2021, the Company recognized share-based compensation of $390 and $2,979, respectively.
In determining the amount of equity-based compensation during the year, the Company used the Black-Scholes option pricing model to establish fair value of options granted during the year with the following key assumptions:

	2022	2021
Risk-Free Interest Rate	2.42%	0.87	% to 0.92%
Expected Life (years)	5.00	5.00
Expected Annualized Volatility	71.30%	86.2	% to 93.53%
Forfeiture rate	—%	—%
Expected Dividend Yield	—%	—%
Note 13: RELATED PARTIES
Related party transactions
LI Lending LLC
Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to
$45,000 loan from LI Lending of which $48,300 was outstanding as of December 31, 2021. Mr. Gontmakher, the CEO of the Company, and Roman Tkachenko, a director of the Company, each hold a 14.28% ownership interest in LI Lending. The loan matures in May 2024 and bears interest at 10.25%, payable monthly in cash. Upon maturity, an exit fee of $9 million is payable, for a total payable at maturity of $54 million. $49,457 of the loan advanced includes the notes payable and accrued interest less debt discount of $336 that was outstanding as of June 30, 2022. Of the $49,121 outstanding at June 30, 2022, $3,381 represents interest accrued through June 30, 2022. See Note 9 for details on the outstanding note payable.
Pure Ratios
Leonid Gontmakher, Chief Executive Officer of the Company, holds an interest in an entity related to iWolf Management, LLC, an online marketing company serving the online CBD market which provided online marketing services during 2020 and 2019 for the Company’s Pure Ratios division. Pure Ratios paid $313 for the three and six months ended June 30, 2021 to this vendor for management fees, pass through marketing costs and customer service. Pure Ratios did not make any such payments during the six months ended June 30, 2022.
MP Illinois
The Company maintains a contractual relationship with entities that are wholly owned by MP Illinois, a single-member LLC owned by Mr. Joshua N. Rosen, a former officer and director of the Company. The Company holds a nominee agreement whereby the Company receives a 100%
beneficial (but not legal) interest IL Grown Medicine, LLC, the holder of a cultivation license in Illinois.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 14: CONTINGENCIES
(a) Cannabis Industry
Cannabis is still considered a Schedule
I
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
period, is as follows:

Om of Medicine
Balance, December 31, 2021	$2,393
Changes in fair value	(2,393)

Balance, June 30, 2022	—
Less: current portion	—

Long-term portion	$—
The contingent consideration payable is measured at fair value based on unobservable inputs and is considered a Level 3 financial instrument. The determination of the fair value of these liabilities is primarily driven by the Company’s expectations of the respective subsidiaries achieving certain milestones. The expected milestones were assigned probabilities and the expected related cash flows were discounted to derive the fair value of the contingent consideration. The Company reached expected milestones during the year ended December 31, 2021, which resulted in a contingent consideration payment of $
1,373
that was due to be paid by the Company in 2022. The Company paid

$
412
of the outstanding balance in April 2022. As discussed in Note 9, in April 2022, the Company entered into a seller note to pay the outstanding balance of the liability. The term of the note expires in six months and accrues interest at 10% per annum. See Note 9 for the outstanding balance of the note payable as of June 30, 2022.
The Company had an outstanding balance of contingent consideration of $2,393 for the period ended December 31, 202
1
, which included the liability noted above. However, the Company performed analyses and determined that it does not anticipate the subsidiaries to reach the required milestones, as detailed below, for the year ended December 31, 2022. As a result, the Company estimated the contingent consideration to be $nil as of June 30, 2022.
OM of Medicine:
The contingent consideration payable is determined as the amount in excess of gross sales o
f $3,400 (for fiscal 2021) and $3,500 (2022) to a maximum payable of $6,900.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
On May 15, 2017, the Company’s wholly-owned subsidiary, 4Front Advisors, LLC, entered into an Application, Training, and Consulting Agreement with 5Seat Investment, LLC and Kanna. A dispute arose about amounts owed to the subsidiary under the agreement, and on May 17, 2022, the parties agreed to settle the matter for payment of $600 to the Company’s subsidiary.
On January 26, 2022, Savills
,
Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged that the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately

$
19,000
in connection with its claim that it obtained benefits for the Company allegedly valued at over
$
129,000
.
The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims. In accordance with the order of dismissal, if no application to restore the litigation is submitted by September 6, 2022, the case will be dismissed without prejudice.
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
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended June 30, 2022 and December 31, 2021. The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s notes receivable, lease receivables, contingent consideration payable, derivative liabilities, convertible notes payable, construction finance liability and notes payable approximate fair value due to the instruments bearing market rates of interest or their short term nature. As the interest rates utilized to calculate these instruments approximates market value interest rates, the carrying amounts of the instruments approximate fair value, which are primarily based on Level 1 inputs. The fair value of stock options granted were estimated based on a Black-Scholes model during the periods ended June 30, 2022 and December 31, 2021. The estimated fair value of the derivative liabilities, which represent embedded put included in the convertible notes payable, represent Level 3 measurements.
The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair value at June 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$428	$—	$—	$428

Total liabilities	$428	$—	$—	$428

	Fair value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$3,502	$—	$—	$3,502

Total liabilities	$3,502	$—	$—	$3,502

The table below provides a summary of the changes in fair value of the derivative liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	For the Six Months Ended June 30,
	2022	2021
Derivative liability:
Balance, beginning of period	$3,502	$5,807
(Gain) loss on fair value of derivative liability	(3,074)	2,843
Change in fair value of derivative liability upon exercise of warrants	—	(1,427)

Balance, end of period	$428	$7,223

There were no transfers between fair value levels for the six months ended June 30, 2022 and the year ending December 31, 2021.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
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
The Company maintains cash with federally insured financial institutions. As of December 31, 2021, the Company exceeded federally insured limits by approximately $10,866. The Company did not exceed any federally insured limits at any of its financial institutions for the six months ended June 30, 2022. The Company has historically not experienced any losses in such accounts. As of June 30, 2022, the Company held approximately $9 in cash in a Canadian account that is denominated in C$.
As of June 30, 2022 and December 31, 2021, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivable, notes receivable and lease receivables was $15,823 and $12,722, respectively.
(c) Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due.
The Company has the following obligations as of June 30, 2022, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$19,422	$1,200	$—	$—	$20,622
Convertible notes, notes payable and accrued interest	8,235	74,699	—	—	82,934
Contingent consideration payable	—	—	—	—	—
Construction finance liability	—	16,000	—	—	16,000

Total	$27,657	$91,899	$—	$—	$119,556

(d) Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.
(e) Foreign Exchange Risk
The Company is exposed to exchange rate fluctuations between United States and Canadian dollars. The Company’s share price is denominated in Canadian dollars. If the Canadian dollar declines against the United States dollar, the United States dollar amounts available to fund the Company through the exercise of stock options or warrants will be less. The Company also has bank accounts with balances of $9 in Canadian dollars. The value of these bank balances if converted to U.S. dollars will fluctuate. While the Company maintains a head office in Canada where it incurs expenses primarily denominated in Canadian dollars, such expenses are a small portion of overall expenses incurred by the Company. The Company does not have a practice of trading derivatives and does not engage in “natural hedging” for funds held in Canada.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(f) Other Price Risk
Price risk is the risk of variability in fair value due to movements in equity or market prices. The Company is subject to risk of prices to its products due to competitive or regulatory pressures.
Note 16: SEGMENT INFORMATION
Reportable Segments
Operating segments are components of the Company that combine similar business activities, with activities grouped to facilitate the evaluation of business units and allocation of resources by the Company’s board of directors and management. As of June 30, 2022, the Company had two reportable segments:

•
THC Cannabis – Production and cultivation of THC cannabis, manufacturing and distribution of cannabis products to own dispensaries and third-party retail customers, ancillary services supporting wholesale operations, and retail sales direct to end consumers
; and

•	CBD Wellness – Pure Ratios which encompasses the production and sale of CBD products to third-party customers .
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
The below table presents revenues, depreciation and amortization, and net (income) loss by type for the three and six months ended June 30, 2022 and 2021, as well as assets by type as of June 30, 2022 and December 31, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Revenues
THC Cannabis	$28,195	$26,396	$53,978	$48,544
CBD Wellness	244	725	509	1,547
Corporate	—	—	—	—

Total Net Revenues	28,439	27,121	54,487	50,091
Depreciation and Amortization
THC Cannabis	1,123	833	1,970	1,589
CBD Wellness	—	—	—	16
Corporate	—	28	—	30

Total Depreciation and Amortization	1,123	861	1,970	1,635
Net (Income) Loss
THC Cannabis	3,846	1,003	4,102	3,841
CBD Wellness	(104)	817	(119)	820
Corporate	2,809	4,403	8,467	12,651

Total Net Loss	$6,551	$6,223	$12,450	$17,312

Assets	June 30, 2022	December 31, 2021
THC Cannabis	$318,795	$238,933
CBD Wellness	781	805
Corporate	881	15,801

Total Assets	$320,457	$255,539
Goodwill assigned to the THC Cannabis segment as of June 30, 2022 and December 31, 2021 was $42,037 and $23,155, respectively. Intangible assets, net assigned to the THC Cannabis segment as of June 30, 2022 and December 31, 2021 were $54,239 and $26,246, respectively.
The Company did not have any Goodwill or intangible assets assigned to the CBD Wellness segment as of June 30, 2022 and December 31, 2021.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 17: SUPPLEMENTARY CASH FLOW INFORMATION
Changes in
non-cash
working capital:

	June 30, 2022	June 30, 2021
Changes in operating assets and liabilities
Accounts receivable and other receivables	$(2,766)	$(815)
Inventory	(5,302)	(4,563)
Prepaid expenses	(318)	50
Deposits	222	(70)
Accounts payable and accrued liabilities	4,939	65
Taxes payable	5,683	5,163

	$2,458	$(170)

Supplemental disclosure of
non-cash
investing and financing activities:

	June 30, 2022	June 30, 2021

Exchange of convertible debt to equity	$3,122	$17,719

Change in right-of-use assets and lease liabilities	$8	$153

Issuance of equity to pay contingent consideration	$—	$883

Issuance of debt to pay contingent consideration	$—	$485

Equity portion of warrants recorded through derivative liability	$—	$1,427

Issuance of equity for NECC pursuant to acquisition	$18,200	$—

Property, plant, and equipment acquired through NECC acquisition	$15,238	$—

Issuance of notes payable through NECC acquisition	$2,000	$—

Inventory acquired through NECC acquisition	$213	$—

Issuance of equity for Island pursuant to acquisition	$6,245	$—

Issuance of warrants for Island pursuant to acquisition	$732	$—

Property and equipment acquired through Island acquisition	$2,214	$—

ROU asset and lease liability acquired through Island acquisition	$10,227	$—

Note payable acquired through Island acquisition	$245	$—

Issuance of notes payable through Island acquisition	$10,000	$—

Inventory acquired through Island acquisition	$3,072	$—

Issuance of debt to acquire property and equipment	$14	$445

Inventory acquired through issuance of note payable	$163	$—

Cancellation of ROU asset and lease liability	$2,020	$—

Note payable issued to satisfy accrued expenses	$961	$—

•	Cash paid for interest for the six months ended June 30, 2022 and 2021 was $3,174 and $1,662, respectively.

•	Cash paid for income taxes for the six months ended June 30, 2022 and 2021 was $2,100 and $224, respectively.
Note 18: INCOME TAXES
The following table summarizes the Company’s income tax expense:

	For the Three Months Ended June		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss before income taxes	$(3,504)	$(2,867)	$(5,960)	$(11,298)
Income tax expense	(3,042)	(3,351)	(6,480)	(6,004)
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
Internal Revenue Code (“IRC”) Section 280E denies, at the U.S. federal level, deductions, and credits attributable to a trade or business trafficking in controlled substances. Because the Company is subject to IRC Section 280E, the Company has computed its U.S. tax based on gross receipts less cost of goods sold. The tax provisions for the six months ended June 30, 2022 and 2021, have been prepared based on the assumption that cost of goods sold is a valid expense for income tax purposes.
The federal statute of limitation remains open for the 2018 tax year to the present. The state income tax returns generally remain open for the 2017 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

Note 19: SUBSEQUENT EVENTS
On July 13, 2022, Kathi Lentzsch resigned from her role as Chair of the Board, while remaining a Director and Chair of the Compensation Committee, and Mr. Robert Hunt was appointed Chair of the Board.
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
Investors should read this Quarterly Report on Form
10-Q
and the documents that we reference in this report and have filed with the SEC and on SEDAR, including Annual Report on Form
10-K,
filed with the SEC on April 18, 2022, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements for the for the six months ended June 30, 2022 and 2021.
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
The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of June 30, 2022, the Company operates six dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. As of June 30, 2022, the Company operates three production facilities in Massachusetts, Illinois and California and produces the majority of products that are sold at its own Massachusetts and Illinois dispensaries. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies and intellectual property to cannabis producers in the state of Washington.

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
Recent Developments
Merger with Island Global Holdings, Inc.
Please see Note 7 of the financial statements for a full description of the Company’s entrance into the Island Merger Agreement on March 30, 2022, and related transactions.
Changes to Composition of Board of Directors
On July 13, 2022, Kathi Lentzch resigned from her role as Chair of the Board, while remaining a Director and Chair of the Compensation Committee, and Mr. Robert Hunt was appointed Chair of the Board
Thut Resignation as Interim Chief Financial Officer
On June 9, 2022, Andrew Thut resigned his position as Interim Chief Financial Officer of the Company. Mr. Thut joined the Company in October 2014 as its Chief Investment Officer and was appointed to the position Interim Chief Financial Officer (in addition to his position as Chief Investment Officer) effective July 1, 2021. Mr. Thut will continue to serve as the Company’s Chief Investment Officer. Mr. Thut’s resignation from this position was not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies, or practices, including accounting principles and practices.
Adams Appointment As Chief Financial Officer
Effective June 9, 2022, the Company’s board of directors appointed Keith Adams as the Company’s Chief Financial Officer. From November 2019 to present, Mr. Adams served as the Chief Financial Officer of LPF JV, LLC a privately-held California vertically integrated cannabis company that was recently acquired by StateHouse Holdings, Inc., formerly known as Harborside Inc. From July 2018 to November 2019, Mr. Adams worked as the Chief Accounting Officer of DionyMed Brands, Inc. (OTCMKTS: DYMEF), a multi-state cannabis brand, distribution and delivery platform supporting cultivators, manufacturers and brands in both medical and adult-use markets. From May 2016 to June 2018, Mr. Adams was the Chief Financial Officer at Efficient Power Conversion, a provider of gallium nitride (GaN)-based power management technology. Prior to this time, Mr Adams held various senior level finance jobs including CFO, CAO and others, mainly in the technology industry over the course of 25 years. Mr. Adams is licensed as a Certified Public Accountant and Certified Management Accountant. He also holds a Bachelor of Business Administration in Accounting from University of Wisconsin-Oshkosh.
There are no arrangements or understandings between Mr. Adams and any other persons pursuant to which he was appointed as an officer of the Company. Mr. Adams has no family relationships with any of the Company’s directors or executive officers, and, other than as described above, Mr. Adams does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation
S-K.
In connection with his appointment as Chief Financial Officer, Mr. Adams executed an offer letter pursuant to which the Company and Mr. Adams will enter into an employment agreement at a later date, with proposed terms that Mr. Adams would be entitled to an annual base salary of $275,000, eligible to earn year-end
performance bonuses with a target bonus opportunity of 50% of his base salary, and an initial equity grant of 1,250,000 shares of the Company’s Subordinated Voting Shares, no par value per share, which would begin vesting in one-third
increments beginning on the first anniversary of Mr. Adam’s first year of employment with the Company.

Feltham Termination
Effective June 14, 2022, the Company determined that the position of Chief Operating Officer was not needed at the present time, in order to further streamline the Company’s internal reporting structure. As such, Joseph Feltham was relieved of his duties as Chief Operating Officer of the Company, and a replacement for his position is not currently being pursued. The removal from employment of Mr. Feltham was not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including accounting principles and practices.
In connection with his removal from the Company, effective June 14, 2022 Mr. Feltham and the Company entered into a Separation, Transition, and Release of Claims Agreement (the “Feltham Separation Agreement”). The Feltham Separation Agreement was signed by all parties on July 14, 2022. Pursuant to the terms proposed by the Company for the Feltham Separation Agreement, Mr. Feltham will continue to receive a base salary of $11,538.46 bimonthly through December 31, 2022, and will retain the right to exercise previously vested options held by Mr. Feltham within 90 days of his termination date. Mr. Feltham is also eligible for a 2021 bonus payment
COVID-19
Pandemic
In March 2020, the World Health Organization (“WHO”) declared
COVID-19
a global pandemic, and the United States declared a national emergency with respect to
COVID-19.
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

Results of Operations
Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021
The following table sets forth our consolidated statement of operations for the three months ended June 30, 2022 and 2021, and the change between the two years ($ in thousands):

	For the Three Months Ended June 30,		Change
	2022	2021	$	%
Revenue from Sale of Goods	$25,488	$24,452	$1,036	4%
Real Estate Income	2,951	2,669	282	11%

Total Revenues	28,439	27,121	1,318	5%
Cost of Goods Sold	(16,123)	(10,816)	(5,307)	49%

Gross profit	12,316	16,305	(3,989)	24%
Total Operating Expense	16,415	15,637	778	5%

Income (Loss) from Operations	(4,099)	668	(4,767)	714%
Total Other income (expense), net	595	(3,535)	4,130	117%

Net Loss Before Income Taxes	(3,504)	(2,867)	(637)	22%
Income Tax Expense	(3,042)	(3,351)	309	9%

Net Loss from Continuing Operations	(6,546)	(6,218)	(328)	5%

Net Loss	$(6,546)	$(6,218)	$(328)	5%

Revenue from Sale of Goods
Revenue from sale of goods for the three months ended June 30, 2022 was $25,488, an increase of $1,036 or 4% compared to the three months ended June 30, 2021. This increase is primarily due to increased revenue from the Company’s Brookline, MA and Calumet City, IL dispensaries as well as an increase in the Company’s wholesale revenue as it ramps those portions of its business in California, Illinois, and Massachusetts.
Real Estate Income
Real Estate Income from leasing cannabis production facilities for the three months ended June 30, 2022 was $2,951, an increase of $282 or 11% which is relatively flat compared to the $2,669 recognized for the three months ended June 30, 2021.
Cost of Goods Sold
Cost of goods sold (“COGS”) increase $5,307 for the three months ended June 30, 2022 from $10,816 to $16,123. COGS represent costs to cultivate and produce cannabis and CBD products that are produced in our owned facilities and are sold to third parties and through our owned dispensaries. For products that are purchased from third parties, COGS is the cost of inventory for sales to retail customers. This increase in COGS is largely attributed to increased third-party purchases to meet consumer demand at the Company’s retail locations, as well as the acquisition of Island and the continued integration of both Island and NECC.

Gross Profit
Gross profit for the for the three months ended June 30, 2022 was $12,316 or 43% of revenue compared to $16,305 or 60% of revenue for the three months ended June 30, 2021. The decrease in gross profit percentage of 17% is primarily due to a larger contribution of revenue from the Company’s wholesale business, increases in third-party inventory purchases, particularly to meet exceptional consumer demand in IL, and some anticipated pricing pressure in the Massachusetts market. To mitigate the pricing pressures in Massachusetts, the Company has improved vertical sell-through in its retail locations, a benefit of the high-quality flower and “fresh frozen” products added via the NECC acquisition.
Total Operating Expenses
Total operating expenses for the three months ended June 30, 2022 were $16,415, an increase of $778 or 5%, as compared to the three months ended June 30, 2021. This increase is primarily due to an increase in general and administrative expenses of $1,483, attributable to the addition of new operations in Brookline, MA, Holliston, MA and CA since the comparable period, offset by a decrease in equity based compensation of $3,947.
Total Other Income (Expense), net
Total Other Income (Expense) for the three months ended June 30, 2022 was $595, as compared to $(3,535) for the three months ended June 30, 2021. This is primarily driven by an increase in other income attributable to the write-off of a contingent liability consideration and a change in the fair value of derivative liability.
Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021
The following table sets forth our consolidated statement of operations for the six months ended June 30, 2022 and 2021, and the change between the two years ($ in thousands):

	For the Six Months Ended June 30,		Change
	2022	2021	$	%
Revenue from Sale of Goods	$48,571	$44,532	$4,039	9%
Real Estate Income	5,916	5,559	357	6%

Total Revenues	54,487	50,091	4,396	9%
Cost of Goods Sold	(28,717)	(19,941)	(8,776)	44%

Gross profit	25,770	30,150	(4,380)	15%
Total Operating Expense	31,110	29,129	1,981	7%

Income (Loss) from Operations	(5,340)	1,021	(6,361)	623%
Total Other income (expense), net	(620)	(12,319)	11,699	95%

Net Loss Before Income Taxes	(5,960)	(11,298)	5,338	47%
Income Tax Expense	(6,480)	(6,004)	(476)	8%

Net Loss from Continuing Operations	(12,440)	(17,302)	4,862	28%

Net Loss	$(12,440)	$(17,302)	$4,862	28%

Revenue from Sale of Goods
Revenue from sale of goods for the six months ended June 30, 2022 was $48,571, an increase of $4,039 or 9% compared to the six months ended June 30, 2021. This increase is primarily due to increased revenue from the Company’s Brookline, MA and Calumet City, IL dispensaries as well as an increase in the Company’s wholesale revenue as it ramps those portions of its business in California, Illinois, and Massachusetts.

Real Estate Income
Real Estate Income from leasing cannabis production facilities for the six months ended June 30, 2022 was $5,916, an increase of $357 or 6% which is relatively flat compared to the $5,559 recognized for the six months ended June 30, 2021.
Cost of Goods Sold
Cost of goods sold (“COGS”) increased $8,776 for the six months ended June 30, 2022 from $19,941 to $28,717. COGS represent costs to cultivate and produce cannabis and CBD products that are produced in our owned facilities and are sold to third parties and through our owned dispensaries. For products that are purchased from third parties, COGS is the cost of inventory for sales to retail customers. This increase in COGS is largely attributed to increased third-party purchases to meet consumer demand at the Company’s retail locations, as well as the acquisition of Island and the continued integration of both Island and NECC, is largely attributed to increased third-party purchases to meet consumer demand at the Company’s retail locations.
Gross Profit
Gross profit for the for the six months ended June 30, 2022 was $25,770 or 47% of revenue compared to $30,150 or 60% of revenue for the six months ended June 30, 2021. The decrease in gross profit percentage of 13% is primarily due to a larger contribution of revenue from the Company’s wholesale business, increases in third-party inventory purchases, particularly to meet exceptional consumer demand in IL, and some anticipated pricing pressure in the Massachusetts market. To mitigate the pricing pressures in Massachusetts, the Company has improved vertical sell-through in its retail locations, a benefit of the high-quality flower and “fresh frozen” products added via the NECC acquisition.
Total Operating Expenses
Total operating expenses for the six months ended June 30, 2022 were $31,110, an increase of $1,981 or 7%, as compared to the six months ended June 30, 2021. This increase is primarily due to an increase in general and administrative expenses of $3,962, attributable to the addition of new operations in Brookline, MA, Holliston, MA and CA since the comparable period offset by a decrease in equity based compensation of $3,947.
Total Other Income (Expense), net
Total Other Income (Expense) for the six months ended June 30, 2022 was $620, as compared to $12,319 for the six months ended June 30, 2021. This is primarily driven by a decrease in non-cash expenses including amortization of loan discount, change in fair value of derivative liability, and an increase in other income attributable to the write-off of a contingent liability consideration.
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

For the six months ended June 30, 2022 and 2021, adjusted EBITDA consisted of the following:

Six months ended June 30,	2022	2021
Net loss (GAAP)	$(12,440)	$(17,302)
Interest income	(2)	(11)
Interest expense	9,274	5,362
Amortization of loan discount upon conversion of debt to equity	—	2,915
Income tax expense	6,480	6,004
Depreciation and amortization	4,689	2,166
Accretion of liability expense	7,400	—
Equity based compensation	1,428	5,375
Change in contingent consideration payable	(2,393)	—
Change in value of derivative liability	(3,074)	2,843
Acquisition, transaction, and other one-time costs	3,010	3,054
Non-cash inventory adjustment	1,600	—
Non-cash lease expense	2,213	1,765
Loss on lease termination	—	1,210

Adjusted EBITDA (Non-GAAP)	$18,185	$13,381

For the three months ended June 30, 2022 and 2021, adjusted EBITDA consisted of the following:

Three months ended June 30,	2022	2021
Net loss (GAAP)	$(6,546)	$(6,218)
Interest income	—	(8)
Interest expense	5,047	2,901
Amortization of loan discount upon conversion of debt to equity	—	—
Income tax expense	3,042	3,351
Depreciation and amortization	2,894	1,120
Accretion of liability expense	3,694	—
Equity based compensation	390	2,979
Change in contingent consideration payable	(2,393)	—
Change in value of derivative liability	(1,774)	311
Acquisition, transaction, and other one-time costs	2,119	1,558
Non-cash inventory adjustment	1,600	—
Non-cash lease expense	1,088	1,153
Loss on lease termination	—	331

Adjusted EBITDA (Non-GAAP)	$9,161	$7,478

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

Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, we had total current liabilities of $63,392 and $48,838, respectively, and current assets of $47,125 and $50,874, respectively, to meet our current obligations. As of June 30, 2022, we had working deficit of $16,267, compared to working capital of $2,036, as of December 31, 2021. The decrease of $18,303 is driven primarily by a decrease in cash and increases in accounts payable and taxes payable, partially offset by increases in accounts receivable, other receivables, and inventory, and decreases in accrued expenses and other current liabilities, derivative liability, and current portion of convertible notes.
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
Cash Flows
Net Cash (Used in) Provided by Operations
Net cash used in operating activities was $2,884 for the six months ended June 30, 2022, a decrease of $7,151 as compared to $4,267 of net cash provided by operating activities for the six months ended June 30, 2021. The decrease is due to a gain recognized on the fair valuation of the Company’s derivative liability compared to a loss in prior period and a prior period amortization of loan discount upon conversion of debt to equity, which was a one-time expense that was not incurred during the six months ended June 30, 2022. Additionally, the Company’s management of working capital resulted in a decrease in net working capital of $2,458.
Net Cash Used in Investing Activities
Net cash used in investing activities was $26,680 for the six months ended June 30, 2022, an increase of $15,944 as compared to $10,736 of cash used in investing activities for the six months ended June 30, 2021. The increase is primarily due to cash paid by the Company as part of the NECC acquisition for the six months ended June 30, 2022 as well as purchases of property, plant, and equipment of $2,249. The Company did not enter into an acquisition during the six months ended June 30, 2021. This increase is partially offset by more purchases of property and equipment by the Company during the six months ended June 30, 2021 than the six months ended June 30, 2022.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $13,015 for the six months ended June 30, 2022, an increase of $13,915 as compared to $900 of cash used in financing activities for the six months ended June 30, 2021. The increase is attributed to proceeds from the construction finance liability associated with the NECC acquisition during the six months ended June 30, 2022 of $16,000, partially offset by repayments of notes payable during the six months ended June 30, 2022 of $2,656.

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
13a-15
under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.
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
Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded that our internal control over financial reporting was not effective as of June 30, 2022. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
Management conducted its evaluation of disclosure controls and procedures under the supervision of our CEO and CFO. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses listed above.

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
Changes in Internal Control over Financial Reporting
The Company has begun implementing changes to strengthen the Company’s internal controls, including the hiring of a permanent CFO and Director of External Reporting, evaluating systems that could aid in improving controls, and implementing month end close procedures that include monthly flux analysis, Gross Margin analysis and performing balance sheet reconciliations. Other than those described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On May 15, 2017, the Company’s wholly-owned subsidiary, 4Front Advisors, LLC, entered into an Application, Training, and Consulting Agreement with 5Seat Investment, LLC and Kanna. A dispute arose about amounts owed to the subsidiary under the agreement, and on May 17, 2022, the parties agreed to settle the matter for payment of $600 to the Company’s subsidiary.
On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged that the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19,000 in connection with its claim that it obtained benefits for the Company allegedly valued at over $129,000. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims. In accordance with the order of dismissal, if no application to restore the litigation is submitted by September 6, 2022, the case will be dismissed without prejudice.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 14, 2022, pursuant to a settlement agreement to settle an unsecured promissory note with an outstanding balance of $3,213 at December 31, 2021, the Company issued 6,235,512 SVS to LJM Investment Group.
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
On April 25, 2022, pursuant to an agreement and plan of merger whereby Island Global Holdings, Inc., a California corporation (“Island”) became a wholly owned subsidiary of the Company, the Company issued an aggregate of 8,783,716 SVS and warrants to purchase 2,999,975 SVS at a price of $1.00 per SVS to certain shareholders and debtholders of Island.
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
The Company did not repurchase any shares during the reporting period.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
The Company advanced its annual shareholder meeting from December to June, and held its annual shareholder meeting on June 22,
2022.

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

4FRONT VENTURES CORP.

Date: August 15, 2022	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Keith Adams
Keith Adams
Chief Financial Officer
(Principal Financial Officer)