Form 10-Q
period 2022-09-30
4Front Ventures Corp.
filed 2022-11-14
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 10, 2022, the registrant had 640,386,686 Class A subordinate voting shares outstanding.

4Front Ventures Corp.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
As of September 30, 2022 and December 31, 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$5,286	$22,581
Accounts receivable, net	8,722	1,946
Other receivables	20	289
Current portion of lease receivables	3,765	3,630
Inventory	30,936	20,087
Current portion of notes receivable	—	109
Prepaid expenses and other assets	2,392	2,232
Total current assets	51,121	50,874
Property, plant, and equipment, net	58,697	42,633
Lease receivables	5,942	6,748
Intangible assets, net	54,452	26,246
Goodwill	41,393	23,155
Right-of-use assets	103,229	100,519
Deposits	5,165	5,364
TOTAL ASSETS	$319,999	$255,539
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$11,303	$2,131
Accrued expenses and other current liabilities	11,620	9,411
Taxes payable	32,805	23,968
Derivative liability	8	3,502
Current portion of contract liabilities	653	—
Current portion of convertible notes	—	2,784
Current portion of lease liability	3,428	3,629
Current portion of notes payable and accrued interest	9,299	3,413
Total current liabilities	69,116	48,838
Convertible notes	15,513	14,641
Notes payable and accrued interest from related party	49,422	48,266
Long term notes payable	10,279	1,709
Long term accounts payable	1,200	1,200
Contract liabilities	2,000	—
Contingent consideration payable	—	2,393
Construction finance liability	16,000	—
Deferred tax liability	6,884	7,849
Lease liability	100,322	93,111
TOTAL LIABILITIES	270,736	218,007
SHAREHOLDERS' EQUITY
Equity attributable to 4Front Ventures Corp.	304,602	274,120
Additional paid-in capital	54,487	52,197
Deficit	(309,913)	(288,857)
Non-controlling interest	87	72
TOTAL SHAREHOLDERS' EQUITY	49,263	37,532
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$319,999	$255,539

See accompanying notes to condensed consolidated financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Revenue from sale of goods	$29,067	$23,126	$77,638	$67,658
Real estate income	3,407	2,815	9,323	8,374
Total revenues	32,474	25,941	86,961	76,032
Cost of goods sold	(17,427)	(10,269)	(46,144)	(30,210)
Gross profit	15,047	15,672	40,817	45,822
OPERATING EXPENSES
Selling and marketing expenses	5,462	5,992	16,955	17,863
General and administrative expenses	7,126	7,170	21,336	17,418
Depreciation and amortization	1,020	831	2,990	2,466
Transaction and restructuring related expenses	60	—	2,069	—
Equity based compensation	862	2,603	2,290	7,978
Total operating expenses	14,530	16,596	45,640	45,725
Income (loss) from operations	517	(924)	(4,823)	97
Other income (expense)
Interest income	6	2	8	13
Interest expense	(4,157)	(2,532)	(10,195)	(7,894)
Amortization of loan discount upon conversion of debt to equity	—	—	—	(2,915)
Change in fair value of derivative liability	420	3,345	3,494	502
Gain on contingent consideration payable	—	—	2,393	—
Loss on litigation settlement	(250)	—	(250)	—
Loss on lease termination	—	—	—	(1,210)
Other	(1,815)	56	(1,866)	56
Total other income (expense), net	(5,796)	871	(6,416)	(11,448)
Net loss before income taxes	(5,279)	(53)	(11,239)	(11,351)
Income tax expense	(3,322)	(4,541)	(9,802)	(10,545)
Net loss	(8,601)	(4,594)	(21,041)	(21,896)
Net income attributable to non-controlling interest	5	5	15	15
Net loss attributable to shareholders	$(8,606)	$(4,599)	$(21,056)	$(21,911)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Weighted average number of shares outstanding, basic and diluted	639,624,851	592,631,092	632,048,250	590,084,188
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
For the Nine Months Ended September 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2021	594,181,604	$274,120	$52,197	$(288,857)	$37,460	$72	$37,532
Shares issued for NECC pursuant to acquisition	28,571,428	18,200	—	—	18,200	—	18,200
Share-based compensation	—	—	1,038	—	1,038	—	1,038
Conversion of notes to equity	6,235,512	3,122	—	—	3,122	—	3,122
Shares issued with exercise of warrants	88,659	50	—	—	50	—	50
Net loss	—	—	—	(5,899)	(5,899)	5	(5,894)
Balance, March 31, 2022	629,077,203	295,492	53,235	(294,756)	53,971	77	54,048
Shares issued for Island pursuant to acquisition	8,783,716	6,245	—	—	6,245	—	6,245
Warrants issued for Island pursuant to acquisition	—	732	—	—	732	—	732
Share-based compensation	—	—	390	—	390	—	390
Shares issued with exercise of stock options	51,975	33	—	—	33	—	33
Net loss	—	—	—	(6,551)	(6,551)	5	(6,546)
Balance, June 30, 2022	637,912,894	302,502	53,625	(301,307)	54,820	82	54,902
Shares issued for Bloom pursuant to acquisition	3,750,000	2,100	—	—	2,100	—	2,100
Share-based compensation	—	—	862	—	862	—	862
Shares issued with exercise of stock options			—	—	—	—	—
Net loss	—	—	—	(8,606)	(8,606)	5	(8,601)
Balance, September 30, 2022	641,662,894	$304,602	$54,487	$(309,913)	$49,176	$87	$49,263

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
For the Nine Months Ended September 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2020	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203
Shares issued for Pure Ratios earnout	473,491	161	—	—	161	—	161
Share-based compensation	—	—	2,396	—	2,396	—	2,396
Conversion of notes to equity	24,366,003	6,253	—	—	6,253	—	6,253
Shares issued with exercise of stock options	1,358,116	871	—	—	871	—	871
Shares issued with exercise of warrants	2,422,363	1,563	—	—	1,563	—	1,563
Return of treasury shares	(8,320)	—	—	—	—	—	—
Net loss	—	—	—	(11,089)	(11,089)	5	(11,084)
Balance, March 31, 2021	567,462,905	259,431	44,512	(261,637)	42,306	57	42,363
Shares issued for Om of Medicine earnout	535,018	722	—	—	722	—	722
Share-based compensation	—	—	2,979	—	2,979	—	2,979
Conversion of notes to equity	24,676,794	11,466	—	—	11,466	—	11,466
Shares issued with exercise of stock options	652,940	443	—	—	443	—	443
Shares issued with exercise of warrants	570,864	1,813	—	—	1,813	—	1,813
Net loss	—	—	—	(6,223)	(6,223)	5	(6,218)
Balance, June 30, 2021	593,898,521	273,875	47,491	(267,860)	53,506	62	53,568
Share-based compensation	—	—	2,603	—	2,603	—	2,603
Shares issued with exercise of stock options	21,927	2	—	—	2	—	2
Net loss	—	—	—	(4,599)	(4,599)	5	(4,594)
Balance, September 30, 2021	593,920,448	$273,877	$50,094	$(272,459)	$51,512	$67	$51,579
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2022 and 2021
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,041)	$(21,896)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	6,844	3,668
Equity based compensation	2,290	7,978
Change in fair value of derivative liability	(3,494)	(502)
Gain on contingent consideration	(2,393)	—
Accretion of lease liability	735	726
Accretion of lease receivable	671	487
Write-off of fixed asset from terminated lease	—	1,210
Accretion of construction financing liability	1,143	—
Accretion of contingent consideration	—	228
Accretion of convertible debenture and interest	872	4,121
Accrued interest on notes payable	6,483	4,783
Deferred taxes	(965)	632
Changes in operating assets and liabilities	6,876	2,533
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,979)	3,968
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired (Note 5)	(24,547)	—
Proceeds on note receivable	109	183
Sale of dispensaries and interests in cannabis licenses	—	1,093
Purchases of property and equipment	(2,535)	(14,021)
NET CASH USED IN INVESTING ACTIVITIES	(26,973)	(12,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	(412)	(1,204)
Proceeds from issuance of construction financing liability	16,000	—
Payment on construction financing liability	(1,143)	—
Issuance of notes payable	3,000	—
Proceeds from the exercise of warrants	50	1,664
Proceeds from the exercise of stock options	33	1,315
Payments of notes payable	(5,871)	(3,453)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,657	(1,678)
NET DECREASE IN CASH	(17,295)	(10,455)
CASH, BEGINNING OF PERIOD	22,581	18,932
CASH, END OF PERIOD	$5,286	$8,477
See accompanying notes to condensed consolidated interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: BASIS OF PRESENTATION

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the British Columbia Corporations Act. The Company operates the business through two segments, THC Cannabis and CBD Wellness. The Company's THC Cannabis segment consists of six dispensaries and nine production and cultivation facilities across Illinois, Michigan, Massachusetts, and California. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies and intellectual property to cannabis producers in the state of Washington. The Company’s CBD Wellness segment sells non-THC hemp derived products across the United States.

The unaudited condensed consolidated interim financial statements include the accounts of 4Front and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company has prepared these statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and U.S. GAAP. Certain information related to the organization, significant accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted.

In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. Operating results for interim periods are not necessarily indicative of results you can expect for a full year. These financials should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Management's Estimates and Assumptions

The preparation of the Company’s financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary. Actual results may differ from these estimates. The most critical and subjective areas are discussed in detail in the notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no changes to the Company's accounting policies since the Annual Report with one notable addition documented below.

Contract Assets and Liabilities

A contract liability is recorded on the consolidated balance sheet for consideration transferred prior to goods transfer. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as current portion of contract liabilities in the accompanying condensed balance sheets with the remaining balance classified as long term. When the Company has an unconditional right to payment, a receivable is recorded on the consolidated balance sheet as current portion of contract assets for contract assets due within twelve months or contract assets in long term assets for amounts due after twelve months. The accompanying condensed balance sheets reflect a contract liability for the amount of revenue to be recognized in the future as and when the Company satisfies its remaining performance obligations. As of September 30, 2022, the Company has recognized $2.7 million of contract liabilities of which $0.7 million are recorded as current liabilities and $2 million are recorded as long term liabilities.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
New Accounting Pronouncements

Accounting Standard Updates Issued but Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurements - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)". ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted and the amendments in the ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently assessing the impact of adopting ASU 2022-03 on the consolidated financial statements.

Note 2: INVENTORY

The Company’s inventories include the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw materials - unharvested cannabis	$4,584	$2,164
Raw materials - harvested and purchased cannabis	12,425	3,045
Packaging and other non-finished goods	3,547	1,734
Work in process - manufactured and purchased extracts	2,124	4,771
Finished goods	8,256	8,373
Total	$30,936	$20,087

Note 3: PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment and related depreciation are summarized in the table below:

	September 30, 2022	December 31, 2021
Land	$775	$—
Buildings & improvements	14,253	1,483
Construction in process	328	63
Furniture, equipment & other	19,422	13,425
Leasehold improvements	36,623	35,538
Total	$71,401	$50,509
Less: accumulated depreciation	(12,704)	(7,876)
Total property, plant, and equipment, net	$58,697	$42,633

Approximately $33 million of property and equipment is secured by LI Lending as collateral on the LI Lending note (Note 7). There were no significant contractual commitments for future capital expenditures as of September 30, 2022 and December 31, 2021.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $4.8 million and $1.8 million, respectively, of which $3.9 million and $1.2 million, respectively, is included in cost of goods sold. Depreciation expense for the three months ended September 30, 2022 and 2021 was $1.4 million and $0.7 million, respectively, of which $1.2 million and $0.5 million, respectively, is included in cost of goods sold.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 4: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non-Competition Agreements	Know-How	Tradenames and Trademarks	Total
Balance, December 31, 2021	$20,146	$1,088	$—	$5,012	$—	$26,246
Acquisitions (Note 5)	26,700	—	—	—	3,522	30,222
Amortization expense	—	(437)	—	(1,455)	(124)	(2,016)
Balance, September 30, 2022	$46,846	$651	$—	$3,557	$3,398	$54,452

Goodwill

Balance, December 31, 2021	$23,155
Acquisitions (Note 5)	18,238
Balance, September 30, 2022	$41,393

Impairment of Intangible Assets and Goodwill

The goodwill is related to the THC Cannabis segment, and there has been no accumulated impairment within this segment. The CBD Wellness segment has an accumulated impairment charge of $13.4 million, which represents the entire balance and occurred during the year-ended December 31, 2020. As of September 30, 2022 and December 31, 2021 all goodwill and intangibles are attributable to the THC Cannabis segment.

Goodwill and infinite lived assets are assessed on an annual basis for impairment, or more frequently, if circumstances indicate an impairment to the carrying value may have occurred. As of September 30, 2022, the Company believes that the carrying amounts of the long-lived assets, including finite-lived intangible assets (licenses), are recoverable and there were no events or circumstances that indicated impairment. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 5: ACQUISITIONS AND BUSINESS COMBINATIONS

New England Cannabis Company (NECC) Merger Agreement

On January 28, 2022, the Company completed an acquisition for 100% of NECC for cash consideration of $9 million and 28.6 million of Class A Subordinate Voting shares of the Company (the “SVS”). The acquisition increased the Company's presence in Massachusetts and the northeastern United States and provides additional opportunities for expansion in the Northeast.

In connection with the consummation of the NECC Merger on January 28, 2022, Mission Partners RE, LLC, a Delaware limited liability company wholly owned by the Company completed its acquisition of 100% of the issued and outstanding membership interests of 29 Everett Street LLC, a Massachusetts limited liability company (the “Everett LLC”) for cash consideration of $16 million and a promissory note of $2 million. The Everett LLC entity was solely comprised of property plant and equipment that was leased to and used by NECC at the time of the transaction and consolidated into NECC operations post acquisition. The Merger and Purchase Agreement were recorded as one transaction (collectively, referred to as the "NECC Acquisitions"), as the entities were commonly owned by the same individual and the purchase of Everett LLC was contingent on the Merger with NECC.

The preliminary purchase price allocation for the NECC acquisition is reflected in the table below and remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired and liabilities assumed is based on the best estimates of management and is subject to revision based on the final valuations. We do not expect goodwill and intangible assets will be deductible for tax purposes.

The following tables present the preliminary purchase price allocation for the NECC Merger:

Cash consideration	$25,000
Note to seller	2,000
Equity consideration - common stock	18,200
Total Purchase Price	$45,200

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Description	Fair value
Assets acquired:
Cash	$2
Inventory	213
Prepaid assets	2
Property, plant, and equipment	16,000
Intangible asset - licenses	18,000
Total assets acquired	$34,217

Liabilities assumed:
Accounts payable	800
Total liabilities assumed	$800
Estimated fair value of net assets acquired	$33,417

Estimated Goodwill	$11,783

As part of the NECC Merger, the Company incurred $0.7 million in transaction and restructuring costs, which were included in transaction and restructuring related expenses and expensed as incurred.

Island Merger Agreement

On April 25, 2022, the Company completed a merger acquisition for 100% of Island Global Holdings for non-cash consideration as follows: (i) 8,783,716 Class A Subordinated Voting Shares of the Company (the “SVS”); (ii) 6% 54-month, subordinated promissory notes (the “Island Merger Notes”) in the aggregate principal amount of $10.0 million; and (iii) warrants to purchase 2,999,975 SVS at a price of $1.00 per SVS. This acquisition enhanced the Company's growing brand portfolio, including diverse lines of pre-rolls, flower and infused products.

The preliminary purchase price allocation for the Island acquisition is reflected in the table below and remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired and liabilities assumed, is based on the best estimates of management and subject to revision based on the final valuations. We do not expect goodwill and intangible assets will be deductible for tax purposes.

The following tables present the preliminary purchase price allocation for the Island Merger:

Note to seller	$10,000
Equity consideration - common stock	6,245
Equity consideration - warrants	732
Total Purchase Price	$16,977

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Description	Fair value
Assets acquired:
Cash	$458
Accounts receivable	511
Inventory	3,072
Prepaid expenses and other current assets	424
Property and equipment, net	2,214
Operating lease - right of use asset	10,227
Intangible assets	11,300
Total assets acquired	$28,206

Liabilities assumed:
Accounts payable	$1,356
Accrued expenses and other liabilities	2,566
Contract liabilities	3,535
Lease liabilities	10,227
Total liabilities assumed	17,684
Estimated fair value of net assets acquired	$10,522

Estimated Goodwill	$6,455

The intangible assets acquired by the Company consist of cannabis licenses, trade names and trademarks for operations. Utilizing like licenses as a benchmark, the Company determined that the licenses acquired are indefinite lived assets and the trade names and trademarks have a life of ten years.

As part of the Island Merger, the Company incurred $1.3 million in restructuring and transaction costs, which were included in transaction and restructuring related expenses and expensed as incurred.

Bloom Farms

On August 19, 2022, the Company completed an asset acquisition to acquire certain assets of Bloom Farms for stock consideration of 3,750,000 class A subordinate voting shares valued at $2.1 million. In addition to the contracted purchase price, the Company incurred $0.06 million in transactional costs that were capitalized as part of the asset acquisition. This transaction increased the Company's brand portfolio in the California market.

Share Consideration	$2,100
Transaction Costs	6
Total Purchase Price	$2,106

In addition to the consideration transferred, there is an earn-out consideration based on the actual revenue in excess of $2.1 million generated from the brands within California during the first 12 months after the closing. This earn-out consideration cannot exceed $5 million. As of the transaction date, it is not probable this consideration will become payable and no liability has been recognized. If the contingency becomes payable, the Company will recognize the amount in the measurement of the cost of the acquired assets.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The allocation of the asset acquisition cost is detailed below:

Description	Fair Value
Assets acquired:
Accounts receivable	$508
Inventory	534
Equipment	142
Intangible assets - tradenames	922
Total assets acquired	$2,106

Unaudited Pro Forma Results

The following unaudited pro forma financial information presents the results of operations of the Company, NECC, and Island for the nine months ended September 30, 2022 and 2021, as if the acquisitions had occurred as of January 1, 2021. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The unaudited pro forma financial information for the Company including NECC and Island is as follows:

	For the For the Three Months Ended September 30,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenues	$32,474	$32,474	$25,941	$28,238
(Loss) income from operations	517	517	(924)	(2,603)
Net loss	$(8,601)	$(8,601)	$(4,594)	$(8,103)

Basic and diluted earning (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	For the For the Nine Months Ended September 30,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenues	$86,961	$88,689	$76,032	$81,524
(Loss) income from operations	(4,823)	(5,875)	97	(5,093)
Net loss	$(21,041)	$(27,235)	$(21,896)	$(28,916)

Basic and diluted earning (loss) per share	$(0.03)	$(0.04)	$(0.04)	$(0.05)

Acquisition Related Results

For the NECC and Island acquisitions, the Company's consolidated results of operations included acquisition related revenue of $2.5 million and $3.5 million and net income of $1.8 million and net loss $0.1 million for the three and nine months ended September 30, 2022, respectively.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 6: LEASES

The Company as a Lessor:

The Company leases a building in Elma, Washington that is subleased by the Company to a third party. This sublease is classified as a finance lease with a long term lease receivable balance of $5.9 million and $6.7 million and a short term lease receivable balance of $3.8 million and $3.6 million as of September 30, 2022 and December 31, 2021, respectively. This lease generated $0.6 million and $0.7 million in real estate income for the three months ended September 30, 2022 and 2021, respectively. This lease generated $2.0 million and $2.1 million in real estate income for the nine months ended September 30, 2022 and 2021, respectively.

The Company owned buildings in Olympia, Washington that were leased to a third party. This lease was classified as a finance lease. On December 17, 2020, the Company sold the Olympia building and other assets as part of a sale and leaseback transaction and this lease was cancelled. The Company applied ASC 842 to a new sublease to the same third party and classified the new sublease as an operating lease. The lease receivable was sold to the purchaser of the assets as part of the sale and leaseback transaction. This lease generated $2.3 million and $2.1 million in real estate income for the three months ended September 30, 2022 and 2021, respectively. This lease generated $6.8 million and $6.3 million in real estate income for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes changes in the Company’s lease receivables:

	September 30, 2022	December 31, 2021
Balance, beginning of the year	$10,378	$11,045
Interest	2,029	2,783
Lease payments received	(2,700)	(3,450)
Balance, end of the period	9,707	$10,378
Less current portion	(3,765)	(3,630)
Long-term lease receivables	$5,942	$6,748

In addition to these agreements, the Company recorded additional real estate income of $0.5 million on various subleases for the nine months ending September 30, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 7: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

	LI Lending, LLC	May 2020 Convertible Notes	May 2020 Convertible Notes (Swap)	October 2021 Convertible Note	Other Loans	Total
Balance, December 31, 2020	$45,362	$2,855	$11,867	$—	$6,931	$67,015
Loans advanced, net	—	—	—	14,376	930	15,306
Loan payments	(4,671)	—	—	—	(1,079)	(5,750)
Converted to equity	—	(5,852)	(11,867)	—	—	(17,719)
Accrued interest	7,575	2,997	—	265	1,124	11,961
Balance, December 31, 2021	$48,266	$—	$—	$14,641	$7,906	$70,813
Loans advanced, net	—	—	—	—	15,000	15,000
Loan payments	(4,689)	—	—	—	(1,182)	(5,871)
Converted to equity	—	—	—	—	(2,784)	(2,784)
Accrued interest	5,845	—	—	872	638	7,355
Balance, September 30, 2022	$49,422	$—	$—	$15,513	$19,578	$84,513
Less current portion	—	—	—	—	(9,299)	(9,299)
Long-term portion	$49,422	$—	$—	$15,513	$10,279	$75,214

Convertible Notes

On May 14, 2020, the Company issued $5.8 million in convertible notes to existing investors in the Company. The notes pay interest of 5% per annum and have a maturity date of February 28, 2022. The notes can be converted into SVS of the Company for $0.25 per share at any time at the option of the holder. The Company was permitted to require mandatory conversion at any time that the Company’s stock price remains above $0.50 for 45 consecutive days. In 2021, the Company enacted the mandatory conversion feature and converted the May 2020 Convertible Note balance to subordinate voting shares.

As part of issuing the convertible notes, the investors were given the right to exchange stock in the Company into separate convertible notes (swap notes). In total 29,448,468 shares with a value of $13.7 million were exchanged for $13.7 million in convertible notes. These notes were effective May 28, 2020, have a maturity date of May 28, 2025, and can be converted into Class A Subordinate Voting Shares of the Company for $0.46 per share at any time at the option of the holder. The notes pay no interest if the Company’s annual revenue is greater than $15 million, and 3% annually otherwise. The Company can require mandatory conversion at any time that the Company’s stock price remains above $0.92 for 45 consecutive days. In 2021, the Company exercised the mandatory conversion feature and converted the May 2020 Convertible Note (Swap) balance to subordinate voting shares.

On October 6, 2021, the Company entered into a convertible promissory note purchase agreement for $15 million, less issuance costs of $0.6 million, resulting in net proceeds of $14.4 million. The notes pay interest of 6% per annum and have a maturity date of October 6, 2024. The notes can be converted into SVS of the Company for $1.03 per share at any time at the option of the holder. As of September 30, 2022, no payments have been made for this loan.

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50 million. LI Lending LLC is related because an officer of the Company is a part-owner of LI Lending LLC. As of September 30, 2022, the Company had drawn $45 million on the loan in two amounts, an initial $35 million and a final $10 million, both bearing a 10.25% and 12.25% interest rate, respectively. The outstanding balance as of September 30, 2022 is $49.7 million, less debt discount of $0.3 million, for a net balance of $49.4 million. See Note 11 for further discussion of this related party transaction.

In April 2020, the loan was amended. In exchange for consent to allow the sale of the Pennsylvania and Maryland assets and the release of related collateral, the Company agreed to make prepayments of principal to LI Lending LLC in the amount of $0.3 million per month for an eight-month period beginning on May 1, 2020. The $2 million prepayment was applied to the initial $35 million amount, decreasing the balance to $33 million. Additionally, the Company agreed to pay an increased interest rate of 12.25% on the final $10 million of the loan until such time as this amount has been paid down, with the initial $33 million amount continuing to be subject to the original 10.25% interest rate.

In December 2020, the loan was amended to allow for the release of collateral for the failed sale leaseback transaction described in Note 7 below, which was entered into with Innovative Industrial Properties, Inc. (“IIPR”). The amendment increased both interest rates by 2.5% on the loan amounts but allowed the payments resulting from the incremental interest to be deferred until January 1, 2022. The Company elected to defer payment, and the additional 2.5% interest is accrued each month and added to the balance of the loan. The Company was required to make interest-only payments monthly of 10.25% on the initial $33 million and 12.25% on the final $10 million of the loan until January 1, 2022 when the interest rates of 12.75% for the initial $33 million and 14.75% for the final $10 million took effect for the remaining term.

The loan matures on May 10, 2024. An exit fee of 20% of the principal balance will be due as principal is repaid. Accrued interest expense of $5.8 million includes a loan discount accretion expense of $0.2 million for the nine months ended September 30, 2022. Accrued interest expense of $2.5 million includes a loan discount accretion expense of $0.04 million for the three months ended September 30, 2022. On January 1, 2022, the Company began making the required principal payments in addition to the interest payments for this loan. As of September 30, 2022, the Company has made $4.7 million in payments on this loan.

Other

Outstanding as of September 30, 2022 were other payables totaling $19.6 million which include notes issued as part of the acquisitions of Healthy Pharms, NECC, Island, and Arkansas entities as follows:

Subsidiary	Terms	September 30, 2022	December 31, 2021
Healthy Pharms Inc.	Unsecured convertible note, due November 18, 2021 at 12% per annum	$—	$2,784
Healthy Pharms Inc.	Unsecured promissory note at $0.50 per share due December 18, 2022 at 10% per annum (1)	3,463	3,213
Island Global Holdings, Inc.	Promissory note due October 25, 2026 at 6% per annum	10,279	—
NECC	Promissory note due November 15, 2022 at 10% per annum (2)	1,005	—
Island Global Holdings, Inc.	Promissory note due February 28, 2023 at 1.5% per month (3)	3,057	—
Arkansas Entities	Unsecured Promissory note due December 1,2022, monthly interest payments at 14% per annum	1,730	1,709
Equipment Loans	Secured by equipment, monthly payments beginning in 2021 at 15% per annum	44	49
Other	Various	—	151
Total Notes Payable and Convertible Notes		$19,578	$7,906

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(1) In November 2021, the unsecured promissory note was modified to be due and payable in full on or before December 18, 2022. The Company concluded the extension resulted in a debt modification under ASC 470.

(2) On July 28, 2022, the parties amended the promissory note to provide for payment of half the principal on the initial maturity date, and the remaining principal and all accrued interest on November 15, 2022. Interest will continue at annual rate of ten percent (10%).

(3) On August 30, 2022, the Company entered into a Promissory Note Purchase Agreement with HI 4Front, LCC and Navy Capital Green Fund, LP. Under the agreement, the Company sold promissory notes totaling $3 million with a six-month maturity bearing 1.5% monthly interest for three months and 2% monthly interest for three months. The notes were unsecured, but would become secured if not repaid within three months.

Construction Finance Liability

On January 28, 2022, a wholly owned subsidiary of the Company acquired property at 29 Everett in conjunction with the NECC Merger (see Note 5 for further details on the transaction). Concurrently, effective January 28, 2022, the Company sold a portion of the property it had acquired in the acquisition for $16 million. In connection with the sale of the property at 29 Everett, the Company agreed to lease the location back for cultivation, effective on January 28, 2022 with available repurchase options. This transaction did not meet the requirements of a sale leaseback transaction and as such was accounted for as a failed sale leaseback. On January 28, 2022, the Company recorded a construction finance liability for the proceeds received from the sale to recognize a liability resulting from the failed sale-leaseback transaction.

The initial term of the agreement is 20 years, with two options to extend the term for five years each. The initial monthly rent payment is equal to $0.1 million for the first year of the agreement, with 3% annual increases over the life of the agreement. As of September 30, 2022, the total finance liability associated with this transaction is $16.0 million. The total interest expense incurred during the three and nine months ending September 30, 2022 was $0.4 million and $1.1 million .

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 8 : SHARE CAPITAL AND EQUITY

The Company has authorized an unlimited number of Class A Subordinate Voting Shares (“SVS”) and Class C Multiple Voting Shares (“MVS”), all with no par value.

All share classes are included within share capital in the consolidated statements of shareholders’ equity on an as- converted basis. Each share class is entitled to notice of and to attend any meeting of the shareholders, except a meeting of which only holders of another particular class of shares will have the right to vote. All share classes are entitled to receive dividends, as and when declared by the Company, on an as-converted basis, and no dividends will be declared by the Company on any individual class unless the Company simultaneously declares or pays dividends on all share classes. No subdivision or consolidation of any share class shall be made without simultaneously subdividing or consolidating all share classes in the same manner.

Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2021	592,905,396	1,276,208	594,181,604
Share capital issuances	47,481,290	—	47,481,290
Balance, September 30, 2022	640,386,686	1,276,208	641,662,894

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

Series	Shares outstanding as of September 30, 2022	As converted to SVS Shares
Class A - Subordinate Voting Shares	640,386,686	640,386,686
Class C - Multiple Voting Shares	1,276,208	1,276,208
	641,662,894	641,662,894

On November 23, 2020, the Company closed a brokered private placement and issued 24,644,500 Units at a price of C$0.70 per Unit. Each Unit is comprised of one subordinate voting share of the Company and one-half of a subordinate voting share purchase warrant. Each whole warrant entitles the holder to purchase one subordinate voting share for a period of two years from the date of issuance at an exercise price of C$0.90 per subordinate voting share. Net proceeds from this transaction were $11.6 million net of share issuance costs of $0.7 million.

These warrants meet the criteria in ASC 480, and are therefore classified as derivative liabilities at fair value with changes being reported through the statement of operations. All other warrants detailed in Note 9 did not meet the criteria in ASC480 for liability classification and are classified within equity.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	9/30/2022	12/31/2021
Share Price	C$0.43	C$1.27
Exercise Price	C$0.90	C$0.90
Expected Life	0.2 years	0.9 years
Annualized Volatility	0.8294	0.4623
Dividend yield	0	0
Discount Rate	0.0378	0.0039
C$ Exchange Rate	1.37	1.27

The decrease in the value of the derivative liability is reflected in the statement of operations as a $3.5 million and $0.5 million gain on the change in fair value of the derivative liability for the nine months ending September 30, 2022 and 2021. Refer to Note 13 for additional discussion of derivative fair value.

Note 9: WARRANTS

As of September 30, 2022, there were share purchase warrants outstanding to purchase up to 29,103,553 SVS shares:

Series	Number of warrants	Weight-average exercise price
Balance, December 31, 2021	26,192,237	$0.75
Issued	2,999,975	1.00
Exercised	(88,659)	0.56
Balance, September 30, 2022	29,103,553	$0.75

As of September 30, 2022, the Company has the following warrants outstanding:

Warrants Outstanding	Exercise Price	Expiration Date
10,403,150	C$ 0.90 *	November 23, 2022
209,426	C$ 0.70 *	November 23, 2022
12,135,922	$ 0.82*	December 17, 2022
2,230,080	$ 0.67*	January 29, 2023
2,999,975	$1.00	April 13, 2024
625,000	C$ 0.80 *	October 6, 2024
500,000	C$ 0.80 *	October 6, 2025
29,103,553

*Represents warrants that are exercisable as of September 30, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
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

As of September 30, 2022, the Company had the 47,549,343 options exercisable and 57,051,012 options outstanding, with exercise prices ranging from C$0.10 to C$1.63. Stock option activity is summarized as follows:

	Number of Options	Weighted Average Price CAD$	Weighted Average Years
Balance December 31, 2021	54,282,752	0.94	2.97
Granted	7,460,000	0.82	3.38
Exercised	(51,975)	0.80	0
Forfeited/ Expired	(4,639,765)	1.01	0
Balance September 30, 2022	57,051,012	0.89	2.36

During the nine months ended September 30, 2022 and 2021, the Company recognized share-based compensation of $2.3 million and $8.0 million. During the three months ended September 30, 2022 and 2021, the Company recognized share-based compensation of $0.9 million and $2.6 million, respectively.

In determining the amount of equity-based compensation during the year, the Company used the Black-Scholes option pricing model to establish the fair value of options granted during the year with the following key assumptions:

	2022	2021
Risk-Free Interest Rate	3.62%	0.87% to 0.92%
Expected Life	3.5 years	5.00 years
Expected Annualized Volatility	89.83%	86.20% to 93.53%
Forfeiture rate	—%	—%
Expected Dividend Yield	—%	—%

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 11: RELATED PARTIES

Related party transactions

LI Lending LLC

Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to $45.0 million loan from LI Lending of which $48.3 million was outstanding as of December 31, 2021. Mr. Gontmakher, the CEO of the Company, and Roman Tkachenko, a director of the Company, each hold a 14.28% ownership interest in LI Lending. The loan matures in May 2024. Upon maturity, an exit fee of $9 million is payable, for a total payable at maturity of $54 million. $49.7 million of the loan advanced includes the notes payable and accrued interest less debt discount of $0.3 million that was outstanding as of September 30, 2022. Of the $49.4 million outstanding at September 30, 2022, $5.8 million represents interest accrued through September 30, 2022. See Note 7 for details on the outstanding note payable.

Pure Ratios

Leonid Gontmakher, Chief Executive Officer of the Company, holds an interest in an entity related to iWolf Management, LLC, an online marketing company serving the online CBD market which provided online marketing services during 2020 and 2019 for the Company’s Pure Ratios division. Pure Ratios paid $0.3 million for the three and nine months ended September 30, 2021 to this vendor for management fees, pass through marketing costs and customer service. Pure Ratios did not make any such payments during the nine months ended September 30, 2022.

Note 12: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of September 30, 2022, Company has not estimated a potential liability related to the possible enforcement of laws against the medical cannabis industry.

(b)    Contingent consideration payable

As part of the acquisition of Om of Medicine, LLC and Cannex’s prior acquisition of Pure Ratios, the Company is subject to contingent consideration payable to the sellers. The fair value of the contingent consideration, which is based on specific revenue levels achieved over a 2-3-year period, is as follows:

Om of Medicine
Balance, December 31, 2021	$2,393
Changes in fair value	(2,393)
Balance, September 30, 2022	—
Less: current portion	—
Long-term portion	$—

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The contingent consideration payable is measured at fair value based on unobservable inputs and is considered a Level 3 financial instrument. The determination of the fair value of these liabilities is primarily driven by the Company’s expectations of the respective subsidiaries achieving certain milestones. The expected milestones were assigned probabilities and the expected related cash flows were discounted to derive the fair value of the contingent consideration. The Company had an outstanding balance of contingent consideration of $2.4 million for the period ended December 31, 2021. However, the Company performed analyses and determined it does not anticipate the subsidiaries to reach the required milestone for the year ended December, 31, 2022. As a result, the Company estimated the contingent consideration to be $0 as of September 30, 2022 and recorded a gain on the fair value adjustment.

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

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of September 30, 2022, this additional contingent amount is not reasonably estimable.

Note 13: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the periods ended September 30, 2022, and 2021, and December 31, 2021. The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s notes receivable, lease receivables, contingent consideration payable, derivative liabilities, lease liabilities, convertible notes payable, construction finance liability and notes payable approximate fair value due to the instruments bearing market rates of interest or their short term nature. As the interest rates utilized to calculate these instruments approximates market

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
value interest rates, the carrying amounts of the instruments approximate fair value, which are primarily based on Level 1 inputs. The fair value of stock options granted were estimated based on a Black-Scholes model during the periods ended September 30, 2022 and December 31, 2021. The estimated fair value of the derivative liabilities, which represents an embedded put included in the convertible notes payable, represent Level 3 measurements.

The following table details the fair value measurements within the fair value hierarchy of the Company's financial instruments, which includes the Level 3 liabilities:

	Fair value at September 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

	Fair value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$3,502	$—	$—	$3,502
Total liabilities	$3,502	$—	$—	$3,502

The table below provides a summary of the changes in fair value of the derivative liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	For the Nine Months Ended September 30,
Derivative liability:	2022	2021
Balance, beginning of period	$3,502	$5,807
(Gain) loss on fair value of derivative liability	(3,494)	(502)
Change in fair value of derivative liability upon exercise of warrants	—	(1,427)
Balance, end of period	$8	$3,878

There were no transfers between fair value levels for the nine months ended September 30, 2022 and the year ending December 31, 2021.

(a)    Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instruments related risks. The Company's board of directors mitigate these risks by assessing, monitoring and approving the Company’s risk management processes.

(b)    Credit Risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, lease receivables, other receivables, and notes receivable. The Company’s maximum credit risk exposure is equivalent to the carrying value of these instruments at the financial statement date. The risk to cash deposits is mitigated by holding these instruments with regulated financial institutions. Lease receivables, notes receivables and other receivables credit risk arises from the

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
possibility that principal and interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationships.

The Company maintains cash with federally insured financial institutions. As of December 31, 2021, the Company exceeded federally insured limits by approximately $11 million. The Company did not exceed any federally insured limits at any of its financial institutions as of September 30, 2022. The Company has historically not experienced any losses in such accounts. As of September 30, 2022, the Company held an immaterial amount of cash in a Canadian account that is denominated in C$.

As of September 30, 2022 and December 31, 2021, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivable, notes receivable and lease receivables was $18.4 million and $12.7 million, respectively.

(c)    Liquidity Risk

The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due. The Company has raised capital as needed, however there is no guarantee the company will be able to continue to raise funds in the same manor it has historically.

The Company has the following obligations as of September 30, 2022, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$22,923	$1,200	$—	$—	$24,123
Convertible notes, notes payable and accrued interest	9,299	75,214	—	—	84,513
Construction finance liability	—	16,000	—	—	16,000
Total	$32,222	$92,414	$—	$—	$124,636

(d)    Foreign Exchange Risk

The Company is exposed to exchange rate fluctuations between United States and Canadian dollars. The Company’s share price is denominated in Canadian dollars. If the Canadian dollar declines against the United States dollar, the United States dollar amounts available to fund the Company through the exercise of stock options or warrants will be reduced. The Company also has bank accounts with balances in Canadian dollars. The value of these bank balances if converted to U.S. dollars will fluctuate. While the Company maintains a head office in Canada where it incurs expenses primarily denominated in Canadian dollars, such expenses are a small portion of overall expenses incurred by the Company. The Company does not have a practice of trading derivatives and does not engage in “natural hedging” for funds held in Canada.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 14: SEGMENT INFORMATION

Reportable Segments

Operating segments are components of the Company that combine similar business activities, with activities grouped to facilitate the evaluation of business units and allocation of resources by the Company’s board of directors and management. As of September 30, 2022, the Company had two reportable segments: THC Cannabis for the THC cannabis cultivation, manufacturing, and distribution and CBD Wellness which encompasses the Company's CBD sales to third party consumers.

The below table presents revenues and net (income) loss by type for the three and nine months ended September 30, 2022 and 2021, as well as assets by type as of September 30, 2022 and December 31, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenues
THC Cannabis	$32,308	$25,529	$86,286	$74,073
CBD Wellness	166	412	675	1,959
Corporate	—	—	—	—
Total Net Revenues	32,474	25,941	86,961	76,032

Net (Income) Loss attributable to shareholders
THC Cannabis	(363)	949	3,739	4,790
CBD Wellness	(51)	381	(170)	1,201
Corporate	9,020	3,269	17,487	15,920
Total Net Loss	$8,606	$4,599	$21,056	$21,911

Assets	September 30, 2022	December 31, 2021
THC Cannabis	$318,717	$238,933
CBD Wellness	839	805
Corporate	443	15,801
Total Assets	$319,999	$255,539

Note 15: INCOME TAXES

The following table summarizes the Company's income tax expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss before income taxes	$(5,279)	$(53)	$(11,239)	$(11,351)
Income tax expense	(3,322)	(4,541)	(9,802)	(10,545)

The Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
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

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to sales of its cannabis products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E for the Company's expenses related to its plant-touching cannabis operations.

The federal statute of limitation remains open for the 2018 tax year to the present. The state income tax returns generally remain open for the 2017 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

Note 16: SUBSEQUENT EVENTS

On October 13, 2022, the Company entered into a Prepaid Forward Purchase Agreement with Frisco SPV, LLC. Under the terms of the agreement, Frisco SPV, LLC agreed to advance the Company $3.75 million in exchange for a share of the proceeds of the Company’s planned litigation against four former licensing clients. The funder’s share is equal to 1.5 multiplied by the amount of the advance, plus 35 percent of the proceeds of the litigation after deducting the funder’s multiple return, plus, beginning October 2024, 15% interest on the advance, if not repaid sooner. On October 21 and 25, 2022, Frisco SPV, LLC completed the funding as agreed. The funding is unsecured and non-recourse in the event the Company is unsuccessful in these proceedings.

On October 27, 2022, Company subsidiary IL Grown Medicine LLC entered into a First Amendment to Lease Agreement amending its lease with IIP-IL 6 LLC for the Company’s Matteson, Illinois facility by creating an option for IL Grown to increase the tenant improvement allowance for the facility by between $15.0 million and $19.9 million. On November 10, 2022, IL Grown exercised its option and entered into a Second Amendment to Lease Agreement increasing the tenant improvement allowance under the lease by $19.9 million; extending the term of the lease to 20 years after the amendment; increasing the base rent by $0.2 million per month (abated until April 1, 2023); and increasing the security deposit by $2.2 million, to be funded pro rata out of draws on the tenant improvement allowance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Investors should read the following discussion in conjunction with the unaudited financial statements and notes thereto included under Part 1, Item 1 of this Quarterly Report on Form 10-Q. In addition, investors should refer to our audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information about the Company that is intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1955. Forward-looking statements are statements that are not historical facts. Words such as "guidance," "expect," "will," "may," “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” and similar expressions are intended to identify forward-looking statements. There statements include information regarding our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materiality from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot assure investors that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations are acts of war or terrorism and the impact on the social and economic conditions in the United States, the effects of the COVID pandemic, and changes in the legalization of marijuana across the United States. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commissions, including our Annual Report on Form 10-K for the year ended December 31, 2021. New risk factors emerge over time and it is not possible to predict all such risk factors, or to assess the impact such risk factors have on the business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

Overview

4Front Ventures Corp. has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of September 30, 2022, the Company operates six dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name and nine production and cultivation facilities in Massachusetts, Illinois and California.

The Company's six "MISSION" branded dispensaries are located in Brookline, MA, Georgetown, MA, Worcester, MA, South Shore (Chicago), IL, Calumet City, IL, and Ann Arbor, MI. The Georgetown, MA and Worcester, MA locations are co-located with the Company's cultivation facilities in those towns.

4Front operations are structured in key geographic locations across the United States to scale operations efficiently and position the company for future growth opportunities as cannabis legalization efforts continue across the U.S. and federally. Management intends to continue scaling operations in Illinois, Massachusetts, and California to increase its market share. The Company has made significant investments in manufacturing facilities in each of these locations. The Company acquired a new cultivation facility in Holliston, MA in the New England Cannabis Corporation ("NECC") acquisition (Note 5) in January 2022 which doubled the Company's cultivation footprint in the Massachusetts market. During 2022, the Company has also ramped up production at its Commerce facility which opened in January and is already selling into more than 200 retailers in the state. In additions to scaling and driving operational effectiveness, the Company will also focus on developing trusted brand products to grow revenue, build customer loyalty and market share.

The Company's nine production and cultivation assets differ by state. In Massachusetts, the Company operates an indoor cultivation facility in Worcester, MA (~4k square feet of flowering canopy), an indoor cultivation and production facility in Holliston, MA (~15k square feet of flowering canopy), and an indoor cultivation and production facility in Georgetown, MA (~10k square feet of flowering canopy). In Illinois, the Company operates an indoor cultivation and production facility in Elk Grove, IL (~9k square feet of flowering canopy). Finally, in California the Company operates a production facility in Commerce, CA (~170k square feet of production and manufacturing space), a greenhouse cultivation facility in Monterrey County, CA (~80k square feet), and outdoor, hoophouse and nursery cultivation facilities in Watsonville, CA (totaling ~240k square feet).

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

Recent Developments

Asset Acquisition of Bloom Farms

On August 19, 2022, the Company completed an asset acquisition of certain assets of Bloom Farms. Please see Note 5 of the financial statements for a full description of the asset acquisition transaction.

COVID-19 Pandemic

In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic, and the United States declared a national emergency with respect to COVID-19. Management continues to actively monitor the developments regarding the pandemic and the impact the pandemic could have on our business, results of operations, financial condition, and most importantly the health and safety of our workforce. Given the continued volatility of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 pandemic may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections attributable to the Omicron variant, combined with the seasonal flu. As such, we are unable to reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.

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

Critical Accounting Policies and use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Critical accounting policies and estimates are identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 18, 2022. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.

Results of Operations

Three Months Ended September 30, 2022 Compared With Three Months Ended September 30, 2021

The following table sets forth our consolidated statement of operations for the three months ended September 30, 2022 and 2021, and the change between the two years ($ in thousands):

	For the Three Months Ended September 30,		Change
	2022	2021	$	%
Revenue from Sale of Goods	$29,067	$23,126	$5,941	26%
Real Estate Income	3,407	2,815	592	21%
Total Revenues	32,474	25,941	6,533	25%
Cost of Goods Sold	(17,427)	(10,269)	(7,158)	70%
Gross profit	15,047	15,672	(625)	4%
Total Operating Expense	14,530	16,596	(2,066)	(12)%
Income (Loss) from Operations	517	(924)	1,441	156%
Total Other income (expense), net	(5,796)	871	(6,667)	(765)%
Net Loss Before Income Taxes	(5,279)	(53)	(5,226)	9860%
Income Tax Expense	(3,322)	(4,541)	1,219	27%
Net Loss	$(8,601)	$(4,594)	$(4,007)	87%

The Company has been focused on optimizing its operations, leveraging the assets acquired through acquisitions and realizing added synergies from expanding the size of its overall business and further vertically integrating its operations to achieve profitability.

Revenue from sale of goods for the three months ended September 30, 2022 was $29.1 million, an increase of $5.9 million or 26% compared to the three months ended September 30, 2021. In Q3 2022, wholesale and retail revenue was 26% and 66% of total revenue, respectively, as compared to 1% and 83% in the same period in 2021. Real estate income was 12% and 16% for the three months ended September 30, 2022 and 2021, respectively.

Revenue from retail sales for the three months ended September 30, 2022 was $21.5 million, which is flat as compared to the three months ended September 30, 2021. Increases in Massachusetts retail revenue were tempered by softness in retail revenues in Illinois and Michigan as compared to the three months ended September 30, 2021.

Revenue from sale of wholesale goods for the three months ended September 30, 2022 was $7.8 million, an increase of $6.0 million or 395% compared to the three months ended September 30, 2021. The increase is primarily attributable to the addition of the California wholesale business, growth in Illinois, and strong wholesale performance in Massachusetts as our brands continue to resonate with consumers outside our own dispensaries.

Finally, the addition of the new Holliston, Massachusetts cultivation facility added in the NECC acquisition has positioned the Company to aggressively expand further into the Massachusetts wholesale market.

Real Estate Income

Real Estate Income (Note 6) from leasing cannabis production facilities for the three months ended September 30, 2022 was $3.4 million, an increase of $0.6 million or 21% as compared to the three months ended September 30, 2021. This increase in real estate income is attribute to new subleases of building space in Illinois and California.

Gross Profit

Gross profit is calculated as revenue less cost of goods sold (“COGS”). COGS includes the direct costs attributable to the cultivation, production, manufacturing and purchase of the products sold. These costs include the direct cost of labor, seeds, growing material, raw materials and packaging, as well as other indirect costs such as utilities and supplies used in the growing process, post-harvest costs, indirect labor for individuals involved in the growing, quality control and inventory processes as well as certain costs related to its facilities.

In addition to market fluctuations, cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis products. The change in regulatory environments may create fluctuations in gross profit over comparative periods.

Gross profit for the three months ended September 30, 2022 was $15.0 million or 46% of revenue compared to $15.7 million or 60% of revenue for the three months ended September 30, 2021. The decrease in gross profit percentage of 14% is primarily due to decreased pricing across the Company's markets. The decrease in gross profit margin has been mitigated by increases in retail sell-through of the Company owned produced products primarily in Illinois and Massachusetts. Improvements in flower yields and quality led to increases in revenue, market share, and gross margin in Massachusetts for the three months ended September 30, 2022. In late Q3 2022, the Illinois has experienced similar improvements in flower yields and quality.

Total Operating Expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses, depreciation and amortization, transaction and restructuring expenses, and equity based compensation expense. Total operating expenses for the three months ended September 30, 2022 were $14.5 million, a decrease of $2.1 million or 12%, as compared to the three months ended September 30, 2021. This decrease is primarily driven by a decrease in equity based compensation expense of $1.7 million as a result of a number of terminations of individuals who held stock options resulting in lower compensation expense.

Total Other Income (Expense), net

Other Income (Expense) consists primarily of interest income, interest expense, change in fair value of derivative liability, and loss on litigation settlement. Total Other Income (Expense) for the three months ended September 30, 2022 was ($5.8) million, as compared to $0.9 million for the three months ended September 30, 2021. This is primarily driven by a decrease in other income attributable to an increase in interest expense of $1.6 million and a decrease in the change in fair value liability of $2.9 million. The increase in interest expense is attributable to the $16 million of incremental debt added to finance the NECC acquisition (Note 5), which resulted in an increase of $0.4 million in interest expense and increased interest incurred related to the promissory notes used to finance the Island and NECC acquisitions. During the three months ended September 30, 2021, the Company recorded a $3.3 million gain on the fair value of its derivative liability.

Nine Months Ended September 30, 2022 Compared With Nine Months Ended September 30, 2021

The following table sets forth our consolidated statement of operations for the nine months ended September 30, 2022 and 2021, and the change between the two years ($ in thousands):

	For the Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenue from Sale of Goods	$77,638	$67,658	$9,980	15%
Real Estate Income	9,323	8,374	949	11%
Total Revenues	86,961	76,032	10,929	14%
Cost of Goods Sold	(46,144)	(30,210)	(15,934)	53%
Gross profit	40,817	45,822	(5,005)	11%
Total Operating Expense	45,640	45,725	(85)	—%
Income (Loss) from Operations	(4,823)	97	(4,920)	5072%
Total Other income (expense), net	(6,416)	(11,448)	5,032	44%
Net Loss Before Income Taxes	(11,239)	(11,351)	112	1%
Income Tax Expense	(9,802)	(10,545)	743	7%
Net Loss	$(21,041)	$(21,896)	$855	4%

Revenue from sale of goods for the nine months ended September 30, 2022 was $77.6 million, an increase of $10.0 million or 15% compared to the nine months ended September 30, 2021. Wholesale revenue was 18 % and 5% for the nine months ended September 30, 2022 and 2021, respectively. Retail revenue was 71% and 84% for the nine months ended September 30, 2022 and 2021, respectively. Real estate income was 11% for the nine months ended September 30, 2022 and 2021.

Revenue from retail sales for the nine months ended September 30, 2022 was $61.8 million, an decrease of $1.8 million or 3% compared to the same period in 2021. Increases in Massachusetts retail revenue were offset by softness in retail revenues in Illinois and Michigan.

Revenue from sale of wholesale goods for the nine months ended September 30, 2022 was $15.9 million, an increase of $11.8 million or 238% compared to the same period in 2021. The increase is primarily attributable to the addition of the CA wholesale business in January 2022, coupled with Illinois and Massachusetts strong wholesale performance as our brands continue to resonate with consumers outside our own dispensaries. Finally, the addition of the new cultivation facility added in Massachusetts from the NECC acquisition has positioned the Company to aggressively expand further into the Massachusetts wholesale market.

Real Estate Income

Real Estate Income from leasing cannabis production facilities for the nine months ended September 30, 2022 was $9.3 million, an increase of $0.9 million or 11% compared to the $8.4 million recognized for the nine months ended September 30, 2021. In 2022, the increase in real estate income is attribute to new subleases of building space in Illinois and California.

Gross Profit

Gross profit for the for the nine months ended September 30, 2022 was $40.8 million or 47% of revenue compared to $45.8 million or 60% of revenue for the nine months ended September 30, 2021. The decrease in gross profit percentage of 13% is primarily due to decreased pricing across the Company's wholesale and retail markets. The decrease has also been mitigated by increases in retail sell-through of the Company owned produced products primarily in Illinois and Massachusetts. Additionally, improvements in flower yields and quality led to an increases in revenue, market share and gross margin in Massachusetts for the nine months ended September 30, 2022. Late in Q3 2022, the Illinois cultivation facility experienced similar improvements in yields and quality.

Total Operating Expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses, depreciation and amortization, transaction and restructuring expenses, and equity based compensation expense. Total operating expenses for the nine months ended September 30, 2022 were flat at $45.6 million as compared to the same period in 2021.

Total Other Income (Expense), net

Other Income (Expense) consists primarily of interest income, interest expense, change in fair value of derivative liability, amortization of loan discount, and loss on litigation settlement. Total Other Income (Expense) for the nine months ended September 30, 2022 was ($6.4) million, as compared to ($11.4) million for the nine months ended September 30, 2021. As part of the 2022, contingent consideration from the OM acquisition, the Company determined it was no longer probable the milestones would be reached. This resulted in a $2.4 million gain on the contingent consideration to be recognized. During the nine months ended September 30, 2021, there was a loss on a lease termination of $1.2 million and a debt to equity conversion that resulted in a loss of $2.9 million. There were no similar losses recorded in the comparable 2022 period.

Non-GAAP Financial and Performance Measures

In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP. Management uses non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate the Company’s financial performance. Management uses the non-GAAP measurement of adjusted EBITDA, which we believe reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods. We also believe that this non-GAAP financial measure enables investors to evaluate the Company’s operating results and future prospects in the same manner as management. This non-GAAP financial measures may also exclude expenses and gains that may be unusual in nature, infrequent or not reflective of the Company’s ongoing operating results. As there are no standardized methods of calculating non-GAAP measures, our methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similarly titled measures used by others. Accordingly, non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

Adjusted EBITDA is defined by the Company as earnings before interest, taxes, depreciation and amortization, accretion, share-based compensation expense, legal settlement, change in value of derivative liability, foreign exchange gain (loss), loss on lease termination, loss on litigation, other non-cash expenses, and one-time charges related to acquisition costs, financing-related costs, extraordinary pre-opening expenses and non-recurring expenses.

We consider these measures to be an important indicator of the financial strength and performance of our business. The following table reconciles adjusted EBITDA to its closest GAAP measure. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

For the nine months ended September 30, 2022 and 2021, adjusted EBITDA consisted of the following:

Nine months ended September 30,	2022	2021
Net loss (GAAP)	$(21,041)	$(21,896)
Interest income	(8)	(13)
Interest expense	15,072	7,894
Amortization of loan discount upon conversion of debt to equity	—	2,915
Income tax expense	9,802	10,545
Depreciation and amortization	6,844	3,668
Accretion of lease liability	11,440	—
Equity based compensation	2,290	7,978
Change in contingent consideration payable	(2,393)	—
Change in value of derivative liability	(3,494)	(502)
Acquisition, transaction, and other one-time costs	3,876	4,854
Non-cash inventory adjustment	1,600	—
Non-cash lease amortization	3,258	2,203
Loss on litigation settlement	250	—
Loss on lease termination	—	1,210
Adjusted EBITDA (Non-GAAP)	$27,496	$20,891

For the three months ended September 30, 2022 and 2021, adjusted EBITDA consisted of the following:

Three months ended September 30,	2022	2021
Net loss (GAAP)	$(8,601)	$(4,594)
Interest income	(6)	(2)
Interest expense	5,798	2,532
Amortization of loan discount upon conversion of debt to equity	—	—
Income tax expense	3,322	4,541
Depreciation and amortization	2,155	1,502
Accretion of lease liability	4,040	—
Equity based compensation	862	2,603
Change in contingent consideration payable	—	—
Change in value of derivative liability	(420)	(3,345)
Commerce facility pre-opening expense	—	2,035
Acquisition, transaction, and other one-time costs	866	1,800
Non-cash lease amortization	1,045	438
Loss on litigation settlement	250	—
Adjusted EBITDA (Non-GAAP)	$9,311	$7,510

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net loss. There are a number of limitations related to the use of adjusted EBITDA as compared to net loss, the closest comparable GAAP measure. Adjusted EBITDA excludes:

•Interest income and expense
•Current income tax expense
•Depreciation and amortization expense
•Accretion expense related to a periodic update of the present value of a liability
•Equity based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy
•Legal settlements
•Non-cash change in fair value of derivative liability
•Acquisition, transaction, and other expenses (income), which vary significantly by transaction and are excluded to evaluate ongoing operating results

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had total current liabilities of $69.1 million and $48.8 million, respectively, and current assets of $51.1 million and $50.9 million, respectively, to meet our current obligations. As of September 30, 2022, we had a working deficit of $18.0 million, compared to working capital of $2.0 million, as of December 31, 2021. The decrease of $20.0 million is driven primarily by a decrease in cash and increases in accounts payable and taxes payable, partially offset by increases in accounts receivable, other receivables, and inventory, and decreases in accrued expenses and other current liabilities, derivative liability, and current portion of convertible notes.

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

Historically, the Company has raised capital as needed however there is no guarantee the Company will be able to continue to raise funds in the same manor it has historically.

Cash Flows

Net Cash (Used in) Provided by Operations

Net cash used in operating activities was $2.0 million for the nine months ended September 30, 2022, a decrease of $5.9 million as compared to $4.0 million of net cash provided by operating activities for the nine months ended September 30, 2021. The decrease is primarily attributable to increases in working capital and the overall scaling of the Company's California operation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $27.0 million for the nine months ended September 30, 2022, an increase of $14.2 million as compared to $12.7 million of cash used in investing activities for the nine months ended September 30, 2021. The increase can be attributed to the $24.5 million in cash used to complete the NECC acquisition, partially offset by a reduction in purchases of property and equipment to $2.5 million for the nine months ended September 30, 2022 as compared to $14.0 million spent on property and equipment during the nine months ended September 30, 2021.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $11.7 million for the nine months ended September 30, 2022, an increase of $13.3 million as compared to $1.7 million of cash used in financing activities for the nine months ended September 30, 2021. The increase is attributed to proceeds from the construction finance liability of $16.0 million associated with the NECC acquisition and a $3 million promissory note purchase during the nine months ended September 30, 2022. This was partially offset by repayments of notes payable during the nine months ended September 30, 2022 of $5.9 million and compared to $3.5 million paid in the comparable 2021 period. Refer to Note 7 for additional discussion.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Material Weaknesses in Internal Control

The Company did not fully design and implement effective control activities based on the criteria established in the COSO framework. The Company has identified deficiencies that constitute a material weakness, either individually or in the aggregate. This material weakness is attributable to the following factors:

•We did not have sufficient accounting staff resources to timely perform closing and audit-related procedures.
•We did not have effective controls over the review procedures for balance sheet account reconciliations and manual journal entries.
•We did not have documented evidence of review procedures and did not have sufficient segregation of duties within our accounting function.

Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded our internal control over financial reporting was not effective as of September 30, 2022. This material weakness creates a possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our CEO and CFO. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures may not be effective as of September 30, 2022 due to the material weaknesses listed above.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company continues to strengthen our internal control over financial reporting and is committed to ensuring that such controls are designed and operating effectively. The Company is implementing process and control improvements to address the above material weakness as follows:

•The Company will assess sufficient resources, both in accounting staff and related technology, needed to timely perform closing and audit-related procedures and align identified resources.
•The Company will assess controls needed to effectively review procedures for balance sheet account reconciliations and manual journal entries and implement identified controls.
•The Company will assess review procedures to have sufficient segregation of duties within our accounting function, then standardize and document such procedures for evidence of review.

The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company is working to have the material weaknesses remediated as soon as possible. However, there is no assurance that the remediation will be fully effective. As described above, the material weakness has not been fully remediated as of the filing date of this Form 10-Q. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of the Company’s financial reporting may be materially and adversely affected.

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

Changes in Internal Control over Financial Reporting

The Company has begun implementing changes to strengthen the Company's internal controls, including the hiring of a permanent CFO and Director of External Reporting, evaluating systems that could aid in improving controls, and implementing month end close procedures that include monthly flux analysis, gross margin analysis and performing balance sheet reconciliations.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings1

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged that the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of September 30, 2022, this additional contingent amount is not reasonably estimable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2022, pursuant to a settlement agreement to settle an unsecured promissory note with an outstanding balance of $3.2 million at December 31, 2021, the Company issued 6,235,512 SVS to LJM Investment Group.

On January 28, 2022, pursuant to an agreement and plan of merger whereby New England Cannabis Corporation, Inc., a Massachusetts corporation (“NECC”) became a wholly owned subsidiary of the Company, the Company issued 28,571,428 SVS, with a deemed value of $1.05 per share, or a total estimated valuation of $9 million to Mr. Kenneth V. Stevens, the sole owner of all of the issued and outstanding capital stock of NECC.

On April 25, 2022, pursuant to an agreement and plan of merger whereby Island Global Holdings, Inc., a California corporation (“Island”) became a wholly owned subsidiary of the Company, the Company issued an aggregate of 8,783,716 SVS and warrants to purchase 2,999,975 SVS at a price of $1.00 per SVS to certain shareholders and debt holders of Island.

On August 19, 2022, the Company issued 3,750,000 SVS, was a deemed value of $0.56 per share, or a total estimated valuation of $2.1 million for the asset acquisition of certain assets of Bloom Farms.

The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Exchange Act (including Regulation D promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of
1

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
x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

4FRONT VENTURES CORP.

Date: November 14, 2022	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Keith Adams
Keith Adams
Chief Financial Officer
(Principal Financial Officer)