Form 10-K
period 2022-12-31
4Front Ventures Corp.
filed 2023-03-30
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Subordinate Voting Shares, no par value
(Title of class)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $303,319,020, based on the closing sale price reported for such date on the OTCQX. Common stock held by each executive officer, director and holder of more than 5% of the registrant’s common stock have been excluded based on the assumption that such persons may be deemed to be affiliates. These assumptions should not be deemed to constitute an admission that such persons are affiliates, or that there are not other persons who may be deemed to be affiliates, of the registrant.

As of March 30, 2023, there were 642,140,067 shares of the registrant’s Class A Subordinate Voting Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

4Front Ventures Corp.

FORM 10-K
For the Annual Period Ended December 31, 2022

Use of Market and Industry Data

This Annual Report on Form 10-K (this “annual report”) includes market and industry data that 4Front Ventures Corp. (together with its subsidiaries, “4Front,” the “Company,” “we,” “us,” or “our”) has obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of, and experience in, the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this annual report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this annual report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this annual report .

Trademarks, Trade Names and Service Marks

“4Front,” “4Front Ventures,” “Mission” and other trademarks or service marks of 4Front appearing in this annual report are the property of 4Front Ventures Corp. The other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this annual report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Other Pertinent Information

As of March 30, 2023, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (“SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS. Holders of SVS are entitled to one vote in respect of each SVS. Holders of MVS are entitled to 800 votes in respect of each MVS and have certain conversion rights as further described in Note 10 of the Company’s audited consolidated financial statements appearing elsewhere in this annual report.

As of March 30, 2023, 642,140,067 SVS and 1,276,208 MVS were issued and outstanding.

Dollar amounts in this annual report are denominated in United States dollars unless otherwise indicated. References to $ are to the lawful currency of the United States and references to C$ are to the lawful currency of Canada.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the United States and Canadian securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements that do not relate strictly to historical or factual matters included in this annual report, including those regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this report include, but are not limited to, statements about:

•the performance of our business and operations;
•our product offerings;
•the competitive conditions of the cannabis industry;
•our competitive and business strategies;
•the sufficiency of capital including our ability to obtain capital to develop our business;
•our operations in the United States, the characterization and consequences of those operations under United States federal law and applicable state law, and the framework for the enforcement of applicable laws in the United States;
•implications of the novel coronavirus (“COVID-19”) and the war in Ukraine;
•the impact of macroeconomic trends, such as the rate of unemployment, interest rates, the rate of inflation and the availability of credit;
•statements relating to the business and future activities of, and developments related to, us, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans;
•expectations that licenses applied for will be obtained, and that the Company will be able to maintain all of the licenses that it currently holds;
•expectations regarding future cash flows from operations;
•potential future legalization of adult-use and/or medical cannabis under U.S. state and federal law;
•expectations of market size and growth in the U.S. and the states in which we operate;
•expectations for other economic, business, financial market, political, regulatory and/or competitive factors related to us or the cannabis industry generally; and
•other events or conditions that may occur in the future.

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

PART I

Item 1. Business

4Front Ventures Corp. (“4Front” or the “Company”) is a multi-state cannabis operator and retailer, with a market advantage in mass-produced, low-cost, quality branded cannabis products. The Company manufactures and distributes a portfolio of over 25 cannabis brands including Marmas, Crystal Clear, Island, Verdure, and the Pure Ratios wellness collection, distributed through retail outlets, as well as the Company’s chain of branded dispensaries. From plant genetics to automated manufacturing to the cannabis retail experience, 4Front’s team applies expertise across the entire cannabis value chain.

Overview

The Company exists pursuant to the provisions of the British Columbia Corporations Act. On July 31, 2019, 4Front Holdings LLC (“Holdings”) completed a Reverse Takeover Transaction (“RTO”) with Cannex Capital Holdings, Inc. (“Cannex”) whereby Holdings acquired Cannex and the shareholders of Holdings became the controlling shareholders of the Company. Following the RTO, the Company’s SVS are listed on the Canadian Securities Exchange (“CSE”) under the ticker “FFNT” and are quoted on the OTCQX under the ticker “FFNTF”.

The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of December 31, 2022, the Company operated six dispensaries in Massachusetts, Illinois, and Michigan, primarily under the “MISSION” brand name. Also, as of December 31, 2022, the Company operated three cultivation and production facilities in Massachusetts, three facilities in California, and one facility in Illinois. The Company produces the majority of products that are sold at its Massachusetts and Illinois dispensaries.

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

Recent Developments

Merger with New England Cannabis Corporation

On January 28, 2022, the Company completed a merger acquisition for 100% of New England Cannabis Corporation (“NECC”) which increased the Company's presence in Massachusetts and the northeastern United States, more than doubling the Company’s total flower canopy in Massachusetts and scaling its presence as a dominant wholesaler and producer in the state. Refer to Note 7 of the financial statements for a full details on the NECC Merger and the related transactions.

Merger with Island Global Holdings, Inc.

On April 25, 2022, the Company completed a merger acquisition for 100% of Island Global Holdings, Inc. ("Island") which enhanced the Company's growing brand portfolio, including diverse lines of pre-rolls, flower and infused products. Following the acquisition of the premier California cannabis brand, the Company began cultivating 11 new Island flower strains at its state-of-art flower facilities located in Holliston, Georgetown and Worcester, Massachusetts. Refer to Note 7 of the financial statements for a full description of the Company’s entrance into the Island Merger Agreement and related transactions.

Asset Acquisition of Bloom Farms

On August 19, 2022, the Company completed an asset acquisition to acquire certain assets of Bloom Farms and Bloom Farms Wellness brands (collectively, “Bloom Farms”) which increased the Company's brand portfolio in the California market. Bloom Farms’ cannabis products include vapes and concentrates, while its wellness line offers a hemp-derived selection of vapes, tinctures, and topicals. Refer to Note 7 of the financial statements for a further information on the transaction.

Opening of Commerce, CA Facility

In January 2022, the Company commenced operations at its state-of-the-art production facility in Commerce, California with 170,000 square feet of manufacturing space, which allows the Company to develop and acquire brands and manufacture them significantly quickly, cheaper and more profitably, seamlessly integrating into 4Front’s production lines – a key differentiator in its California growth strategy. 4Front is more confident than ever that it is uniquely positioned to be disruptive in a California market that is ripe for consolidation and streamlining of cost efficiencies.

Construction of Matteson, IL Facility

The Company is on track to substantially complete construction of the cultivation and production facility in Matteson, Illinois in the fiscal second quarter of 2023, with operations expected to commence in the fiscal fourth quarter of 2023.

In November 2022, the Company amended its lease agreement for the Matteson facility by increasing the tenant improvement allowance under the lease by $19.9 million; extending the term of the lease to 20 years after the amendment; increasing the base rent by $0.2 million per month (abated until April 1, 2023); and increasing the security deposit by $2.2 million, to be funded pro rata out of draws on the tenant improvement allowance.

Executive Management Changes

Effective June 9, 2022, the Company’s board of directors appointed Keith Adams as the Company’s Chief Financial Officer. A description of Mr. Adams' business experience and executive compensation is included in "Item 10. Directors, Executive Officers and Corporate Governance" and "Item 11. Executive Compensation" in this Form 10-K.

On June 9, 2022, Andrew Thut resigned his position as Interim Chief Financial Officer of the Company. Mr. Thut, the Company's Chief Investment Officer, was appointed as Interim Chief Financial Officer on July 15, 2021. Mr. Thut will continue to serve as the Company’s Chief Investment Officer.

Effective June 14, 2022, the Company terminated the position of Chief Operating Officer in order to further streamline the Company’s internal reporting structure. Accordingly, Joseph Feltham was relieved of his duties as Chief Operating Officer of the Company. A description of Mr. Feltham's separation agreement is included in "Item 11. Executive Compensation" in this Form 10-K.

COVID-19 Pandemic

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect employers, employees, communities and business operations. Management continues to actively monitor the developments regarding the pandemic and assess the potential impact of the COVID-19 pandemic on our industry, our company, and most importantly, the health and safety of our workforce. To date, we have been able to continue our operations and do not anticipate any material interruptions in the foreseeable future. However, the uncertain nature of the COVID-19 pandemic may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners, the impact on consumer purchasing behavior, and the extent to which it affects our ability to raise capital.

Business

As of December 31, 2022, the Company had two business segments:

•THC Cannabis – Cultivation, production, manufacturing and distribution of of THC cannabis products to owned dispensaries and third party retailers, ancillary services supporting wholesale operations, and retail sales direct to end consumers
•CBD Wellness – Pure Ratios encompasses the production and sale of CBD products to third-party customers via a national direct-to-consumer e-commerce platform

THC Cannabis - Retail

As part of its THC Cannabis segment, the Company owns and operates three dispensaries in Massachusetts, two dispensaries in Illinois, and one dispensary in Michigan. The Company leases the real estate a tall three Massachusetts dispensaries, the Calument City, Illinois dispensary and the Ann Arbor, Michigan dispensary. The Company owns the real estate at its South Shore, Illinois dispensary.

The Company’s dispensaries are branded under the “MISSION” retail brand. The dispensaries sell products which are either: (1) purchased from licensed cannabis producers in the state in which they operate, if allowed under state law and regulation; or, (2) transferred from the Company’s owned production operations within the relevant state market as in the case of markets where “vertical integration” is allowed (i.e. jurisdictions in which the Company can and does own both retail and production cannabis assets such as Illinois or Massachusetts). Product availability varies depending on conditions in the Company’s key retail markets, and the performance of the Company’s own production assets. Interstate commerce of cannabis is illegal under state and federal law and therefore the Company may not transfer inventory between key markets currently.

The Company is focused on expanding its own production assets in order to provide better product availability for the retail segments, especially focusing on increasing supply of high-quality dried cannabis flower including markets where such product is in relatively short supply, such as Illinois and Massachusetts.

Generally, the Company sells cannabis packaged goods in accordance with applicable state law and regulation through retail dispensaries (i.e. in store). However, due to the COVID-19 pandemic, the Company has expanded its services in certain markets to accommodate online ordering, curbside pickup and delivery where such activities are permitted by applicable state law and regulation.

The Company operates age-gated online platforms (https://4frontventures.com/ and https://missiondispensaries.com/) for patients and customers of its dispensaries (the “Online Platform”). The content of such websites is not deemed to be incorporated by reference in this report or filed with the SEC. Prior to launching the Online Platform, the Company’s compliance team and internal and external counsel undertook a review of the applicable federal and state privacy, advertising and cannabis laws and launched the Online Platform in a manner intended to ensure compliance with such laws. The Online Platform allows patients and customers to understand the cannabis products that the Company offers and view real-time pricing and product availability at the Company’s dispensaries, and as a repository of miscellaneous corporate and investor information. The Online Platform does not provide any education, information or any other functionalities with respect to any third-party dispensaries.

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

THC Cannabis - Cultivation & Production

As part of its THC Cannabis segment, the Company operates three facilities in Massachusetts, one facility in Illinois and three facilities in California. The Company leases all of these facilities. The Company produces dried cannabis flower and trim, extracted cannabis products such as wax and distillate, and cannabis infused edible products in its production facilities.

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

The Company employs certain state registered and unregistered trademarks in association with its cannabis goods, including the dried cannabis flower brands “ISLAND”, “LEGENDS” and “PRIVATE RESERVE,” the edibles brands “CHEWEE’S”, “HI-BURST:, “MARMAS” and “VERDURE,” and the extracts brands “DABL”, “GOLDEN GOO” and “CRYSTAL CLEAR”.

CBD Wellness

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios. Pure Ratios is a cannabidiol (“CBD”) products company in California that sells a variety of CBD products, both directly to consumer, business to business, and through third party fulfillment vendors. The products include CBD patches, salves, roll-ons, and tablets containing CBD with apoptogenic mushroom ingredients. Pure Ratios produces certain base ingredients, such as the CBD plus proprietary ingredient mixtures which are then injected into the finished patches by contract manufacturers. The Company also sells its Pure Ratios branded products through its CBD e-commerce platform www.pureratios.com. The content of such websites is not deemed to be incorporated by reference in this report or filed with the SEC.

The Pure Ratios segment utilizes certain raw materials to produce its CBD source materials, as do its contract manufacturers. These products include CBD source material, and certain herbs and other Ayurvedic ingredients which are part of Pure Ratios’ formulations. These raw materials are generally commodities and their prices are reflective of worldwide commodity prices and volatility.

Pure Ratios utilizes reservoir patch technology, trade secrets and other intangible know-how in the creation and formulation of the proprietary blend of herbs and other ingredients which are combined with CBD in its products.

Pure Ratios creates certain of its CBD source materials through its proprietary processes and techniques, but creation and assembly of finished goods (e.g. salves, patches, etc.) is contracted to third party contract manufacturers. Additionally, Pure Ratios contracts with an internet sales organization which advertises Pure Ratios products, and then fulfills those products as well. Pure Ratios is therefore economically dependent on such third party manufacturers, and the third party advertising/fulfillment company.

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

4FRONT VENTURES CORP (BC)
4Front Nevada Corp.
(fka Cannex Holdings (Nevada), Inc.)
100% Owned by 4Front Ventures Corp.
4Front California Capital Holdings, Inc.
(fka Cannex Holdings (California), Inc.)
100% Owned by 4Front Ventures Corp.
Island Global Holdings, Inc. (CA)
100% Owned by 4Front Ventures Corp
Pure Ratios Holdings, Inc. (CA)
100% Owned by 4Front Ventures Corp.
4Front U.S. Holdings, Inc. (DE)
100% Owned by 4Front Ventures Corp.
Brightleaf Development LLC (WA)
100% Owned by 4Front Nevada Corp.
Carousel Bay LLC (CA)
100% Owned and Managed by Island Global Holdings, Inc.
Isla Buena Vista LLC (CA)
100% Owned and Managed by Island Global Holdings, Inc.
Gold Coast Gardens LLC (CA)
100% Owned and Managed by Island Global Holdings, Inc.
Robot Farms Inc. (CA)
100% Owned by Island Global Holdings, Inc.
Real Estate Properties, LLC (WA)
100% Owned and Managed by Brightleaf Development LLC
Fuller Hill Development Co, LLC (WA)
100% Owned and Managed by Brightleaf Development LLC
Ag-Grow Imports, LLC (WA)
100% Owned and Managed by Brightleaf Development LLC
4Front Holdings, LLC (DE)
100% Owned and Managed by 4Front U.S. Holdings, Inc.
Mission Partners USA, LLC (DE)
100% Owned and Managed by 4Front Holdings, LLC
Linchpin Investors, LLC (DE)
100% Owned and Managed by 4Front Holdings, LLC
4Front Advisors, LLC (AZ)
100% Owned and Managed by 4Front Holdings, LLC
IL Grown Medicine, LLC
100% Owned by Mission Partners USA, LLC
Harborside IL Grown Medicine, Inc.
100% Owned by MP Illinois, LLC
Healthy Pharms, Inc. (MA)
100% Owned by Mission Partners USA, LLC
Mission MA, Inc. (MA)
100% Owned by Mission Partners USA, LLC
Om of Medicine, LLC (MI)
100% Owned by Mission Partners USA, LLC
Mission Partners IP, LLC (DE)
100% Owned and Managed by Mission Partners USA, LLC
MMA Capital, LLC (MA)
95% Owned by Mission Partners USA, LLC
MP Illinois, LLC (DE)
100% Owned and Managed by Joshua Rosen
(Holds interest on behalf of MPUSA)
New England Cannabis Co. Inc. (MA)
100% Owned by Healthy Pharms, Inc.

(1)	100% interest in each of Harborside Illinois Grown Medicine, Inc. and IL Grown Medicine, LLC are beneficial interests only, held by a nominee holder.

We are and intend to be, directly or indirectly through certain of our subsidiaries and proposed acquisition targets, engaged in the cultivation, processing, sale and distribution of cannabis in the cannabis marketplaces in Michigan, Illinois, California, Washington and Massachusetts. Although we believe that all of our business activities are compliant with applicable U.S. state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

We directly or indirectly own and control the voting equity of all the subsidiaries in the percentages set forth in the table below. In addition, we hold a 100% beneficial ownership interest in each of Harborside Illinois Grown Medicine, Inc., the holder of two dispensary licenses in Illinois, and IL Grown Medicine, LLC, the holder of a cultivation license in Illinois. Each of these entities represents 10% or more of our total assets or 10% or more of our total revenues.

Holding Entity	% Owned	State	License Number	Expiry Date	Description
Healthy Pharms Inc.	100%	MA	RMD-285-C RMD285-P RMD285-R MR281754 MC281631 MP281450	June 27, 2023 June 27, 2023 June 27, 2023 April 08, 2024 April 08, 2024 April 08, 2024	Co-located Cultivation / Production / Dispensary
Mission MA, Inc.	100%	MA	RMD1125-C RMD1125-P RMD1125-R MP281312 MC281288 MR281259 LIC202074 MR282028	September 17, 2023 September 17, 2023 September 17, 2023 August 24, 2023 August 21, 2023 August 21, 2023 May 31, 2023 August 24, 2023	Co-located Cultivation / Production / Dispensary Adult-use Dispensary
New England Cannabis Corporation	100%	MA	MC281251 MP281466	November 20, 2023 November 20, 2023	Adult-use Cultivation & Production
MMA Capital, LLC	95%	MA	N/A	N/A	Finance Company
4Front California Capital Holdings Inc. (fka Cannex Holdings (California), Inc)	100%	CA	Commerce Commercial Cannabis Permit ID DA 784 CDPH-10002723 & C11-0000825-LIC	June 28, 2029 April 23, 2023 (1) July 16, 2023	Production and Distribution
Gold Coast Gardens, LLC	100%	CA	CCL18-0000694 CCL18-0000695 CCL18-0000696 CCL18-0000697 CCL18-0000698 CCL21-0003113 CCL21-0003114 PBL#000916 CNB 190078	March 27, 2023 March 27, 2023 (1) March 21, 2023 March 27, 2023 March 21, 2023 May 20, 2023 May 20, 2023 February 28, 2024 March 20, 2024	Nursery and Cultivation
Robot Farms, Inc.	100%	CA	C11-0000504-LIC CCL19-0003976 CCL20-0001658 CCL20-0001660 CCL20-0001377 CCL20-0001403 CCL20-0001406 CCL20-0001407 NR-C-0076 NR-C-0033	June 26, 2023 October 23, 2023 January 26, 2024 January 26, 2024 July 22, 2023 July 22, 2023 July 22, 2023 July 22, 2023 September 1, 2023 September 1, 2023	Distribution and Cultivation
Isla Buena Vista, LLC	100%	CA	CCL21-0000221 CCL21-0000223 CCL21-0000210 CCL21-0000212 CCL21-0000213 CCL21-0000214 CCL21-0000215 CCL21-0000217 CCL21-0000218 CCL21-0004753 LCA22-0001672 NR-C-0073 NR-C-0072	September 23, 2023
September 23, 2023
September 23, 2023
September 23, 2023
September 23, 2023
September 23, 2023
September 23, 2023
September 23, 2023
September 23, 2023
May 27, 2023
(2)
September 1, 2023
				September 1, 2023	Nursery, Processing, and Cultivation
Harborside Illinois Grown Medicine, Inc.	100%	IL	DISP.000053 AUDO.000027 AUDO.000075 2529888 5516	June 8, 2023 (1) March 31, 2024 March 31 2024 May 15, 2023 May 21, 2023	Dispensary (allowing for the operation of 2 dispensaries) Adult use/Dispensary Adult use/Dispensary
IL Grown Medicine, LLC	100%	IL	1504160768- AU 1504160768 1504160768-TR MC-00180	March 31, 2024 April 16, 2024 July 14, 2023 June 1, 2025	Cultivation and Transportation

Om of Medicine, LLC	100%	MI	PC-000123 AU-R-000133 MJF22-2544	September 10, 2023 December 17, 2023 September 10, 2023	Co-located Medical Provisioning Center (Dispensary) and Adult-Use Dispensary
Real Estate Properties LLC	100%	WA	N/A	N/A	Real Estate Holding
Ag-Grow Imports LLC	100%	WA	N/A	N/A	Importer of Equipment
Brightleaf Development LLC	100%	WA	N/A	N/A	Holding Company
Fuller Hill Development Co, LLC	100%	WA	N/A	N/A	Real Estate Holding
Pure Ratios Holdings, Inc.	100%	DE	N/A	N/A	Online CBD Retail
4Front US Holdings, Inc.	100%	DE	N/A	N/A	Holding Company
4Front Holdings, LLC	100%	DE	N/A	N/A	Holding Company
Mission Partners IP, LLC	100%	DE	N/A	N/A	IP Holding Company
Mission Partners USA, LLC	100%	DE	N/A	N/A	Investment Company
Linchpin Investors, LLC	100%	DE	N/A	N/A	Finance Company
4Front Advisors, LLC	100%	AZ	N/A	N/A	Consulting Company
4Front Nevada Corp.	100%	NV	N/A	N/A	Holding Company
(1) Renewal application has been submitted and is in process.
(2) License application is in process.

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

In accordance with the licenses outlined below, the Company has approximately $0.5 million in surety bonds with states where required. The surety bonds carry no further liability but provide a financial assurance that the Company will perform according to the laws and regulations governing the license.

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

State	Primary Cannabis Regulator(s)	Direct, Indirect, or Ancillary Involvement in the U.S. Cannabis Industry (1)	Currently Operational?	Brief Description of
IL	Dispensary: Illinois Department of Financial and Professional Regulation (IDFPR): Illinois Department of Agriculture (DOA)	Direct	Yes	Beneficial owner of 1 dispensary license (allowing for the operation of 2 dispensaries) and 1 cultivation/production license
MA	Massachusetts Cannabis Control Commission (CCC)	Direct	Yes	Owner of 3 medical treatment center licenses for retail, cultivation and processing, 2 adult use retail licenses, and 2 adult use cultivation and processing licenses.
MI	Michigan Cannabis Regulatory Agency (CRA)	Direct	Yes	Owner of 1 medical provisioning center license and 1 adult use dispensary license.
CA	Department of Cannabis Control (DCC)	Direct and Ancillary	Yes	Direct: The Company owns subsidiaries that hold local permits and provisional and annual state licenses allowing for adult-use and medicinal commercial cannabis cultivation, manufacturing (volatile extraction), and distribution. Ancillary: The Company’s subsidiary, Pure Ratios Holdings Inc., is engaged in the sale of hemp products, and also the licensing of certain intellectual property to entities which are directly involved in various state cannabis operations.
WA	Washington State Liquor and Cannabis Board	Ancillary	Yes	Landlord and packaging supplier to cultivation and production licensees.

Regulatory Matters

United States Federal Regulation of the Cannabis Market

Marijuana (the dried flowers, leaves, stems, and seeds of the cannabis plant) is illegal under U.S. federal law, and enforcement of relevant laws governing marijuana-related activities is a significant risk for the Company. The U.S. federal government regulates drugs through, among other things, the Controlled Substances Act (“CSA”), 21 U.S.C. § 801 et seq., which places controlled substances, including marijuana, in a schedule. Marijuana is a Schedule I drug. A Schedule I controlled substance is defined as having no currently accepted medical use, a high potential for abuse and a lack of accepted safety for use under medical supervision. With the limited exception of the U.S. Food and Drug Administration (“FDA”) approving Epidiolex (cannabidiol) (CBD) oral solution for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, the FDA has not approved any other cannabis or cannabis-derived compound as a safe and effective drug for any indication. The FDA has approved Marinol and Syndros for therapeutic uses in the U.S., including for the treatment of anorexia associated with weight loss in AIDS patients. Marinol and Syndros include the active ingredient dronabinol, a synthetic delta-9-tetrahydrocannabinol (“THC”). Another FDA-approved drug, Cesamet, contains the active ingredient nabilone, which has a chemical structure similar to THC and is synthetically derived.

Unlike in Canada, which has federal legislation governing the cultivation, distribution, sale, and possession of medical and adult-use cannabis, cannabis is largely regulated at the state level in the United States.

State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal. As of December 31, 2022, at least 39 states, the District of Columbia, the Commonwealth of the Northern Mariana Islands, Guam, Puerto Rico, and the U.S. Virgin Islands have legalized cannabis for medical use, and 21 of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized adult use of cannabis for recreational purposes. Although many states and territories have and continue to legalize cannabis production and distribution by licensed entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia remains illegal under any and all circumstances.

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a memorandum to all U.S. Attorneys in which he rescinded previous guidance from the U.S. Department of Justice (“DOJ”) specific to cannabis enforcement in the United States, including a memorandum drafted by former Deputy Attorney General James Michael Cole in 2013 (the “Cole Memorandum”). With the Cole Memorandum rescinded, U.S. federal prosecutors have been given discretion in determining whether to prosecute cannabis related violations of U.S. federal law.

On November 7, 2018, Mr. Sessions resigned and William Barr was sworn in as United States Attorney General. During his confirmation hearing on January 15, 2019, Mr. Barr pledged not to pursue marijuana companies that comply with state law. This pledge was made in writing, when responding to written questions from Senators: “As discussed in my hearing, I do not intend to go after parties who have complied with the state law in reliance on the Cole Memorandum.” During William Barr’s tenure as Attorney General, DOJ did not pursue marijuana companies that comply with state law.

On March 10, 2021, the U.S. Senate confirmed President Biden’s nominee for Attorney General, Merrick Garland. During his confirmation hearing on February 22, 2021, Garland said, among other things, that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” To date, there have been no new federal cannabis memorandums issued by the DOJ or any published change in federal enforcement policy.

On October 6, 2022, President Biden directed the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to review expeditiously how marijuana is scheduled under U.S. federal law. Simultaneously, Biden also announced a pardon of all prior federal simple possession of marijuana offenses and urged state governors to do the same with regard to state level offenses.

For fiscal years 2015 through 2018, Congress adopted budget riders to the Consolidated Appropriations Acts (sometimes referred to as the Rohrabacher-Farr or Rohrabacher-Blumenauer Amendment after its original lead sponsor, and now referred to as the Joyce Amendment after its current lead sponsor) to prevent the federal government from using appropriated funds to enforce federal marijuana laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher-Blumenauer Amendment was included in the fiscal year 2018 budget passed on March 23, 2018.

On September 27, 2019, the Joyce Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019. On December 27, 2020, the Joyce Amendment was approved as part of the omnibus spending bill for fiscal year 2021, effective through September 30, 2021. Congress has since been renewed the amendment several times, on September 30, 2021, December 3, 2021, February 18, 2022, and March 11, 2022. On March 15, 2022 the amendment was renewed through the signing of the fiscal year 2022 omnibus spending bill, effective through September 30, 2022. As of December 29, 2022, the Joyce Amendment is effective through September 30, 2023.

United States Federal Regulation of the Industrial Hemp

On December 20, 2018, the Agricultural Improvement Act of 2018 (commonly known as the “2018 Farm Bill”) was signed into law. The 2018 Farm Bill, among other things, removes industrial hemp and its derivatives, including cannabidiol (“CBD”), from the CSA and amends the Agricultural Marketing Act of 1946 to allow for industrial hemp production and sale in the United States. Under the Farm Bill, industrial hemp is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9-tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.”

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

On January 15, 2021, USDA issued its final hemp production program rule. The rule outlines various USDA requirements for state and tribal hemp programs and provides a process for submitted productions plans to the USDA for approval or rejection within 60 days of submission.

The 2018 Farm Bill also preserved the FDA’s authority related to the introduction of hemp and hemp-derived compounds, such as CBD, in foods, beverages, cosmetics, and dietary supplements. The FDA’s current view is that it is unlawful under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements. When a substance is excluded from the dietary supplement definition in the FD&C Act, like CBD is, the FDA can issue a regulation, after notice and comment, finding that CBD would be lawful under the FD&C Act. On January 26, 2023, the FDA announced that it has convened an internal working group to explore new potential regulatory pathways for CBD products, but as of the date of this annual report, has not yet proposed any regulations.

With regard to topical CBD products (i.e., cosmetics), the FDA has said that CBD is not a prohibited cosmetic ingredient (i.e., that CBD topicals are permissible) as long as the product is not intended to affect the structure or function of the body, or to diagnose, cure, mitigate, treat or prevent disease. Despite the FDA’s position on ingestible CBD products, to date, the FDA has not taken enforcement action against producers of such products absent therapeutic claims being made about use of such products. More specifically, the FDA has only issued Warning Letters to producers of ingestible CBD products for making therapeutic claims—with a focus on more aggressive claims—involving the treatment of conditions such as COVID-19, AIDS, diabetes, post-traumatic stress disorder, Alzheimer’s disease, cancer, neuropathy, chronic pain, and anxiety. So far, selling an ingestible CBD product, but not making treatment claims about the same, has not resulted in an FDA enforcement action. Accordingly, even though ingestible CBD products violate the FD&C Act, the FDA does not seem interested in pursuing enforcement action against such products unless they bear therapeutic claims. FDA has also issued Warning Letters to producers of topical CBD products that bear pain relief claims, for falsely claiming that products are FDA-registered, for falsely claiming that products are over-the-counter (“OTC”) drugs, for including OTC drug ingredients in a CBD product without approval to do so, and for violating current good manufacturing practices (“cGMPs”).

Since the cultivation, processing, production, distribution, and sale of cannabis for any purpose, medical, adult use or otherwise, remains illegal under U.S. federal law, it is possible that we may be forced to cease activities. The United States federal government, through the DOJ, its sub agency the Drug Enforcement Administration, and the U.S. Internal Revenue Service, among other agencies, has the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers.

United States State Regulation of the Cannabis Market in the States in Which We Operate

California

In 1996, California voters passed Proposition 215, the Compassionate Use Act allowing physicians to legally recommend medical cannabis for patients who would benefit from cannabis. In September 2015, the California legislature passed three bills, collectively known as the “Medical Cannabis Regulation and Safety Act.” In November 2016, voters in California passed Proposition 64, the Adult Use of Cannabis Act (“AUMA”) creating an adult-use cannabis program for individuals 21 years of age or older. In June 2017, the California State Legislature passed the Medicinal and Adult-Use Cannabis Regulation and Safety Act, which combined the Medical Cannabis Regulation and Safety Act and AUMA to provide a set of regulations to govern medical and adult-use licensing regime for cannabis businesses.

On July 12, 2021, California consolidated its cannabis regulations into the newly created Department of Cannabis Control (the “DCC”). The DCC was created in an effort to centralize regulatory authority and facilitate a more easily navigable regulatory regime. All licenses obtained under the previous regulatory authorities automatically transferred to the DCC, which is now responsible for issuing and renewing all cannabis licenses. On September 8, 2021 the DCC issued emergency regulations consolidating medicinal and adult-use commercial cannabis rules.

We own subsidiaries that hold local permits and provisional and annual state licenses allowing for adult-use and medicinal commercial cannabis cultivation, manufacturing (volatile extraction), and distribution. Our subsidiary, Pure Ratios Holdings Inc., is engaged in the sale of hemp products, and also the licensing of certain intellectual property to entities which are directly involved in various state cannabis operations.

Illinois

In January 2014, the Compassionate Use of Medical Cannabis Pilot Program Act, which allows individuals diagnosed with certain debilitating or “qualified” medical conditions to access medical marijuana, became effective in Illinois. In January 2019, the Illinois Department of Health launched the Opioid Alternative Pilot Program, that allows individuals who receive or are eligible to receive a prescription for opioids to access to medical marijuana. In June 2019, Illinois legalized adult use marijuana pursuant to the Cannabis Regulation and Tax Act, and effective January 1, 2020, Illinois residents 21 years of age and older may possess up to 30 grams of marijuana (non- residents may possess up to 15 grams).

There are four main categories of licenses available in Illinois: cultivation centers, including processing; infusers; transporters; and dispensaries. Dispensaries are regulated by the Illinois Department of Financial and Professional Regulation and the remaining categories are regulated by the Illinois Department of Agriculture. Licenses are independently issued for each approved activity. All licenses must be renewed annually, except for adult use dispensing organization licenses which are every two years. In addition, the agents of each licensee, such as employees, must also be licensed. Licensed operations must also remain compliant with a number of statutory and regulatory standards, including, without limitation: storage requirements, transportation requirements and inventory tracking through the State’s official seed-to-sale vendor, BioTrack THC.

We are the beneficial owner of one dispensary license (allowing for the operation of two dispensaries) and one cultivation/production license in Illinois.

Massachusetts

On November 6, 2012, Massachusetts voters approved a ballot initiative legalizing medical marijuana effective January 1, 2013. On November 8, 2016, Massachusetts voters approved a second ballot initiative legalizing adult-use marijuana and creating the Cannabis Control Commission (the “CCC”), the regulatory body responsible for overseeing both the medical and adult-use markets in Massachusetts. The adult-use provisions for home use and cultivation took effect on December 15, 2016, and, after some initial delays, the provisions for licensed recreational sales went into effect in November 2018.

There are several categories of licenses available in Massachusetts, including those for: (i) medical marijuana treatment center (“MTC”), which are vertically integrated businesses that cultivate, process, and retail their own marijuana and marijuana products for medical use, (ii) marijuana cultivators (“MCs”), which are businesses licensed to cultivate, process, and package cannabis and to transfer marijuana to other marijuana establishments(“MEs”)—but not to consumers, and (iii) marijuana retailers (“MR”), which are businesses authorized to purchase and transport marijuana and marijuana products from other MEs, and sell or otherwise transfer marijuana and marijuana products to other MEs and consumers through retail locations which may generally only be accessed by consumers who are 21 years or older. MEs include craft marijuana cooperative, cultivator (indoor or outdoor), independent testing laboratory, marijuana courier, marijuana delivery operator, marijuana research facility, microbusiness, product manufacturer, retailer, social consumption establishment, standards laboratory, transporter, or any other type of adult-use marijuana business. all as defined and licensed by the CCC, but exclude MTCs.

All licenses must be renewed annually, except for adult use dispensing organization licenses which are every two years. In addition, the agents of each certain licensee, such as owners, employees and volunteers, must register with the CCC. Licensed operations must also remain compliant with a number of statutory and regulatory standards, including, without limitation: storage requirements, transportation requirements and recordkeeping and inventory tracking requirements.

We own three MTC licenses for retail, cultivation and processing, two adult use MR licenses, and two adult use MC licenses.

Michigan

In 2008, Michigan voters approved an initiative to legalizing medical marijuana effective November 4, 2008. In September 2016, the Michigan legislature passed the Medical Marihuana Facilities Licensing Act and the Marihuana Tracking Act, which, together, established a licensing, regulatory and tracking framework for the medical marijuana market in Michigan.

On November 6, 2018, Michigan voters approved the Michigan Regulation and Taxations of Marihuana Act (“MRTMA”), legalizing adult-use marijuana and established a licensing and regulatory framework for the adult-use market in Michigan. MRTMA took effect on December 6, 2018 and the first public dispensaries opened in Michigan on December 1, 2019.

Effective April 13, 2022, the Cannabis Regulatory Agency (“CRA”) (formerly the Marijuana Regulatory Agency) became the main regulatory body for overseeing both the medical and adult-use markets in Michigan.

There are several categories of licenses available in Michigan, including those for medical provisioning centers, and adult use retailers. All licenses must be renewed annually. Licensed operations must also remain compliant with a number of statutory and regulatory standards, including, without limitation: storage requirements, transportation requirements and recordkeeping and inventory tracking requirements through Metrc, Michigan’s seed-to-sale marijuana inventory tracking system.

We own one medical provisioning center license and one adult use dispensary license.

Applicable Banking and Financial Services Laws and Regulations

We are subject to a variety of laws and regulations in the United States that involve banking, money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. We are also subject to similar laws and regulations in Canada, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to back state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively.

The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum does not, however, provide banks or other financial institutions with any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. In addition, the FinCEN Memorandum can be amended or revoked at any time. As a result, most banks and other financial institutions in the United States do not appear comfortable providing banking services to the cannabis industry.

In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales.

While the U.S. House of Representatives has passed the Secure and Fair Enforcement (“SAFE”) Act multiple times, which would permit federally insured banking institutions and related service providers, such as insurers, to offer services to cannabis companies that are in compliance with state law, it has never passed in the U.S. Senate.

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

Tax Risks Related to Controlled Substances

Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the Internal Revenue Code (the “Code”) prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). IRS has applied Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses. Several states have passed legislation decoupling from Section 280E, including California, Massachusetts, and Michigan.

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

Notwithstanding the foregoing, from time to time, as with all businesses and all rules, it is anticipated that the Company, through its subsidiaries and establishments to which the Company provides operational support, may experience incidences of non-compliance with applicable rules and regulations, which may include minor matters such as:

•improper illumination of external signage;

•missing fields entries in a visitor log;

•total or partial obstruction of camera views;

•supplemental use of onsite surveillance room (i.e., storage);

•minor inventory discrepancies with regulatory reporting software;

•uptime issues regarding regulatory reporting software;

•missing fields in regulatory reports;

•cleaning schedules not available on display;

•inability to strictly adhere to curbside purchase protocols as written;

•updated staffing plan not immediately available on site; and

•marijuana infused product utensils improperly stored.

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

Industry Overview

The legal marijuana industry is comprised of several sub-sectors and is legal under different guidelines in many U.S. states though it remains illegal federally in the U.S. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the U.S. Independent projections and publicized reports from sources such as Headset.io, expect total annual cannabis revenue of US$45.8 billion by 2025, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. As of the date hereof, 39 states, the District of Columbia, and four U.S. territories have authorized cannabis for medical use. In addition, 21 states, the District of Columbia, and two U.S territories have authorized cannabis for adult use.

Product Research and Development

Our branded products portfolio includes stock keeping units (“SKUs”) across a range of product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products. Furthermore, we engage in research and development activities focused on developing new extracted or infused cannabis consumer packaged products with a focus on providing consumers with a wide array of high-quality, low-cost products.

Customers and Revenue

Customers of our consumer packaged goods business include legal state-licensed cannabis dispensaries within each U.S. state in which we operate, as well as national retail channels, including department stores and specialty boutiques. The majority of our branded consumer packaged goods are distributed to our vertically integrated retail locations with the remainder distributed to unrelated, third-party licensed retail cannabis stores. We also sell bulk product at wholesale, toll process for third parties, and do white label production. We are not dependent upon a single customer, or a few customers, the loss of any one or more of which would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during fiscal 2022 or 2021.

Sales, Marketing and Brand Development

The Company employs full-time, in-house marketing, retail, and brand development functions. These functions engage in a range of brand-building activities and strategies, including market research, consumer insights research, new brand development, product innovation, copy & content production, design, packaging, retail operations and sales, to support business performance and growth at the local and national levels.

The Company's branded products, which are developed, acquired and licensed, are sold in five states, with plans to significantly increase distribution and expand form factors in 2023. The Company’s portfolio of product brands includes the following:

• Edibles: Chewee’s, Ka’Kau, KOKO Gemz, Hi-Burst, Left-Handed Brand, Mari’s Mints, Marmas, Pebbles, Verdure

•Wellness and Pain Relief: Pure Ratios (CBD), Verdure

•Concentrates: Crystal Clear, Terp Stix, Golden Goo, Evergreen, EZ Vape, Melo Premium Vape

•Flower: Private Reserve, Legends, Mini Budz, Island

Competition

The cannabis industry is highly competitive. We compete on quality, price, brand recognition, and distribution strength. Our cannabis products compete with other products for consumer purchases, as well as shelf space in retail dispensaries and wholesaler attention. We compete with thousands of cannabis producing companies from small “mom and pop” operations to multi-billion-dollar market cap multi-state operators. Our principal multi-state operator competitors include but are not limited to Curaleaf Holdings, Inc., Green Thumb Industries Inc., Cresco Labs Inc, Ascend Wellness Holdings, Inc., and MariMed, Inc.

Sources and Availability of Production Materials

The principal components in the production of our cannabis consumer packaged goods include cannabis grown internally or acquired through wholesale channels, other agricultural products, and packaging materials (including glass, plastic and cardboard). Due to the U.S. federal prohibition on cannabis, we must source cannabis within each individual state in which it is to be sold. While there are opportunities for centralized sourcing of some packaging materials, given each state’s unique regulatory requirements, multi-state operators do not currently have access to nationwide packaging solutions.

Seasonality

In certain regions, especially on the West Coast, the cannabis industry can be subject to seasonality in some states that allow home grows. Because homegrown plants are typically harvested in the late summer or early fall, there can be some deceleration in retail and wholesale sales trends during these months as these private supplies are consumed.

Intellectual Property

We protect our brands and trademarks to the extent permissible under applicable law. We hold certain state registered and unregistered trademarks in association with its cannabis goods listed below:

•Edibles: Chewee’s, KOKO Gemz, Hi-Burst, Left-Handed, Mari’s Mints, Marmas, Pebbles

•Wellness and Pain Relief: Pure Ratios

•Concentrates: Crystal Clear, Golden Goo, Evergreen, EZ Vape, Terp Stix

•Flower: Mini Budz, Funky Monkey, Legends, Island, 1988

•Other: Lotionz, Magic Kitchen, Potionz, THCaps, Verdure

Pure Ratios utilizes reservoir patch technology, trade secrets and other intangible knowhow in the creation and formulation of the proprietary blend of herbs and other ingredients which are combined with CBD in its products.

Employees

As of March 30, 2023, we had 641 full time employees, 58 part-time employees, and 3 consultants. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be good. We have demonstrated we can execute at scale in highly competitive environments, and now those proven operational capabilities are helping us successfully scale production, distribution and sales across our chosen states.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, we will not be required to:

•provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”);

•provide more than two years of audited financial statements and related management’s discussion and analysis of financial condition and results of operations;

•comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•provide certain disclosure regarding executive compensation required of larger public companies or hold stockholder advisory votes on the executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); or

•obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of the:

•last day of the fiscal year in which we have $1.07 billion or more in total annual gross revenues;

•date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700,000 or more as of June 30);

•date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•last day of the fiscal year following the fifth anniversary of our initial public offering.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth our owned and leased locations by geographic location as of March 30, 2023. The Company has entered into sale-and-leaseback transactions with Innovative Industrial Properties, Inc. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile may continue to shift to leased properties.

Location	General Character of Property	Size of Property	Segments Using Property	Owned or Leased	Encumbrances
Phoenix, Arizona	Corporate office	2,000 sq. ft.	Corporate	Leased	None
Georgetown, Massachusetts	Retail dispensary and indoor cultivation and processing	80,000 sq. ft.	Legalized Marijuana Production	Leased	None
Worcester, Massachusetts	Retail dispensary and indoor cultivation and processing	24,424 sq. ft.	Retail	Leased	None
Holliston, Massachusetts	Indoor cultivation and processing	53,610 sq. ft.	Legalized Marijuana Production	Leased	None
Brookline, Massachusetts	Retail dispensary	1,950 sq. ft.	Retail	Leased	None
Elk Grove Village, Illinois	Indoor cultivation and processing	93,870 sq. ft.	Legalized Marijuana Production	Leased	None
Matteson, Illinois	Indoor cultivation and processing	249,860 sq. ft.	Legalized Marijuana Production	Leased	None
Chicago, Illinois	Retail dispensary	4,200 sq. ft.	Retail	Owned	None
Calumet City, Illinois	Retail dispensary	3,371 sq. ft.	Retail	Leased	None
Ann Arbor, Michigan	Retail dispensary	2,750 sq. ft.	Retail	Leased	None

Elma, Washington	Warehouse	60,000 sq. ft.	Legalized Marijuana Production	Leased from the Port of Grays Harbor under a lease which allows the Company to extend the lease up to an additional 50 years from October 1, 2016, by exercising the nine (9) consecutive five (5) year extension rights under the lease.	None
Lathrop Industrial Drive, Washington	Indoor Cultivation, 2 Buildings	116,500 sq. ft.	Legalized Marijuana Production	Leased to and operated by NWCS, a Washington-State licensed cannabis producer/processor	None
Commerce, California	Indoor cultivation and processing	170,000 sq. ft.	Legalized Marijuana Production	Leased	None
Monterey, California	Outdoor cultivation	65,175 sq. ft.	Legalized Marijuana Production	Leased	None
Watsonville, California	Outdoor cultivation	397,500 sq. ft.	Legalized Marijuana Production	Leased	None

Item 3. Legal Proceedings

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleges that the Company has breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19,400,000 in connection with its claim that it obtained benefits for the Company allegedly valued at over $129,000,000. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills' characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of December 31, 2022, this additional contingent amount is not reasonably estimable.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 30, 2023, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (“SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS. Holders of SVS are entitled to one vote in respect of each SVS. Holders of MVS are entitled to 800 votes in respect of each MVS and have certain conversion rights as further described in Note 10 of the Company’s Consolidated Financial Statements.

Market Information

Our SVS are listed and posted for trading on the CSE under the symbol “FFNT”. The table below sets forth the monthly high and low closing prices for the SVS traded through the CSE for the period from January 1, 2022 to December 31, 2022 in Canadian dollars.

	High	Low
January	$1.24	$0.79
February	$1.09	$0.80
March	$1.09	$0.89
April	$1.04	$0.96
May	$0.97	$0.89
June	$0.93	$0.72
July	$0.84	$0.66
August	$0.76	$0.69
September	$0.70	$0.43
October	$0.64	$0.47
November	$0.64	$0.45
December	$0.70	$0.27

The SVS are also quoted on the OTCQX under the symbol “FFNTF.” The table below sets forth the monthly high and low closing prices for the SVS traded through the OTCQX for the period from January 1, 2022 to December 31, 2022 in U.S. dollars.

	High	Low
January	$0.98	$0.64
February	$0.85	$0.62
March	$0.85	$0.72
April	$0.82	$0.70
May	$0.77	$0.69
June	$0.72	$0.54
July	$0.67	$0.51
August	$0.59	$0.53
September	$0.53	$0.31
October	$0.47	$0.34
November	$0.48	$0.33
December	$0.52	$0.20

Holders of Record

The approximate number of holders of record of the SVS as of March 30, 2023 was 342.

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

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented in Item 8 of this Annual Report on Form 10-K. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Forward-Looking Statements” and as noted below.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information about the Company that is intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1955. Forward-looking statements are statements that are not historical facts. Words such as "guidance," "expect," "will," "may," “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” and similar expressions are intended to identify forward-looking statements. There statements include information regarding our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materiality from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot assure investors that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations are acts of war or terrorism and the impact on the social and economic conditions in the United States, the effects of the COVID pandemic, and changes in the legalization of marijuana across the United States. New risk factors emerge over time and it is not possible to predict all such risk factors, or to assess the impact such risk factors have on the business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

Overview

4Front Ventures Corp. ("4Front", the "Company", "we" or "our") has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, the Company owns, operates, or manages six dispensaries and seven cultivation and production facilities in Massachusetts, Illinois, Michigan, and California as of December 31, 2022. The Company's six "MISSION" branded dispensaries are located in: Brookline, MA; Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; Calumet City, IL; and Ann Arbor, MI. The Company's seven cultivation and production assets differ by state as summarized below:

Massachusetts (3)
•Indoor cultivation facility in Worcester, MA totaling 34,000 square feet, of which 9,000 square feet is used for cultivation (4,500 square feet of flowering canopy) and 17,000 square feet of idle space that can be used for the expansion of existing operations. The Worcester facility includes an on-site dispensary of 6,000 square feet.
•Indoor cultivation and production facility in Georgetown, MA totaling 72,000 total square feet, of which 16,200 square feet is used for cultivation (8,000 square feet of flowering canopy), and 23,500 square feet is used for manufacturing and other operations. The Georgetown facility has 26,000 square feet of idle space that can be used for the expansion of existing operations and includes an on-site dispensary of approximately 6,000 square feet.
•Indoor cultivation facility in Holliston, MA totaling 52,000 square feet, of which 20,000 square feet is used for cultivation and 29,000 square feet of idle space that can be used for the expansion of existing operations.

Illinois (1)
•Indoor cultivation and production facility in Elk Grove, IL totaling 94,000 square feet, of which 21,000 square feet is used for cultivation and 17,000 square feet is used for manufacturing and other operations. The Elk Grove facility includes 26,500 square feet of idle space that can be used for the expansion of existing operations.
California (3)
•Production facility in Commerce, CA totaling 185,000 square feet, of which 95,000 square feet is used for manufacturing and distribution operations, with 12,000 square feet of idle space that can be used for expansion of existing operations.
•Greenhouse cultivation facility in Monterey County, CA with approximately 80,000 square feet of flowering canopy
•Outdoor, hoophouse, and nursery cultivation facility in Watsonville, CA totaling 264,000 square feet of flowering canopy

4Front operations are structured in key geographic locations across the United States to scale operations efficiently and position the company for future growth opportunities as cannabis legalization efforts continue across the U.S. and federally. Management intends to continue scaling operations in Illinois, Massachusetts, and California to increase its market share. The Company has made significant investments in manufacturing facilities in each of these locations. In January 2022, the Company acquired a new cultivation facility in Holliston, MA in the New England Cannabis Corporation ("NECC") acquisition, which doubled the Company's cultivation footprint in the Massachusetts market. Also in January 2022, the Company opened its production facility in Commerce, CA and ramped up production during fiscal year 2022, and is already selling into more than 300 retailers in the state of California. The acquisition of Island Global Holdings, Inc. (“Island”) in April 2022 further solidified the Company’s position in the California wholesale market, adding a premium flower brand to compliment the Company’s existing suite of derivative products. In addition to scaling and driving operational effectiveness, the Company will also focus on developing trusted brand products to grow revenue, build customer loyalty and market share.

As part of its THC Cannabis segment, the Company also leases real estate and sells equipment, supplies, and intellectual property to cannabis producers in the state of Washington.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company in California that sells non-THC hemp derived products throughout the United States.

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

Refer to "Item 1. Business" of this Form 10-K for recent developments during the current fiscal year.

Results of Operations

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the financial information contained herein, are reported in thousands (000’s) of United States dollars (“$”) unless otherwise specified. Canadian dollar amounts are denoted by “C$”.

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,		Change
	2022	2021	$	%
Revenue from Sale of Goods	$106,217	$93,387	$12,830	14%
Real Estate Income	12,360	11,179	1,181	11%
Total Revenues	118,577	104,566	14,011	13%
Cost of Goods Sold	(77,426)	(55,170)	(22,256)	40%
Gross Profit	41,151	49,396	(8,245)	17%
Total Operating Expense	81,328	63,270	18,058	29%
Income (Loss) from Operations	(40,177)	(13,874)	(26,303)	190%
Total Other Income (Expense), net	3,207	(10,484)	13,691	131%
Net Loss Before Income Taxes	(36,970)	(24,358)	(12,612)	52%
Income Tax Expense	(9,907)	(13,931)	4,024	29%
Net Loss	$(46,877)	$(38,289)	$(8,588)	22%

Revenue from Sale of Goods

Revenue from sale of goods for the year ended December 31, 2022 was $106.2 million, an increase of $12.8 million or 14% compared to the year ended December 31, 2021. The Company has focused on optimizing its operations, leveraging the assets acquired through acquisitions and realizing added synergies from expanding the size of its overall business and further vertically integrating its operations to achieve profitability. The additions of NECC and Island bolstered the Company’s cultivation and production operations in Massachusetts and California, respectively. In Massachusetts, the NECC acquisition doubled the Company’s flowering canopy, improved the overall flower quality, and allowed the Company to manufacture and sell butane-extracted products, bolstering both the Company’s retail and wholesale market share. In California, the Island acquisition complimented our emerging manufacturing business with a long-standing wholesale flower brand, rounding out a wholesale menu in California that now includes a full suite of flower and pre-roll SKUs in addition to the 4Front derivative brands.

Real Estate Income

Real Estate Income from leasing cannabis production facilities for the year ended December 31, 2022 was $12.4 million, an increase of $1.2 million or 11% compared to the $11.2 million recognized for the year ended December 31, 2021. This increase in real estate income is attributed to new subleases of building space in Illinois and California.

Revenue in the reportable segments from which we operate is as follows:

	For the Years Ended December 31,		Change
	2022	2021	$	%
THC Cannabis	$117,545	$102,262	$15,283	15%
CBD Wellness	1,032	2,304	(1,272)	(55)%
Total Net Revenues	$118,577	$104,566	$14,011	13%

Net revenues for the THC cannabis segment were $117.5 million for the year ended December 31, 2022, an increase of $15.3 million or 15%, compared to the year ended December 31, 2021. The increase was primarily due to the Company operating seven cultivation and production facilities during fiscal year 2022 versus six facilities in fiscal year 2021. Specifically, the Company opened its manufacturing facility in Commerce, CA in January 2022 and ramped up production during the year, with active partnerships with leading retailers and distributors. In addition, as a result of the NECC acquisition in January 2022, the Company acquired a 55,000 square feet facility in Holliston, MA as well as new cultivation methodologies resulting in notable improvements in the quality of our flower from all our core states and facilities. Management intends to continue focusing on expanding the Company's vertical operations to maximize growth in its core geographies.

Net revenues for the CBD wellness segment were $1.0 million for the year ended December 31, 2022, a decrease of $1,272 or 55%, compared to the year ended December 31, 2021. The decrease is largely attributable to changes in marketing strategy prioritizing profitable sales with a focus on neutral cash flow.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2022 was $77.4 million, an increase of $22.3 million or 40% compared to $55.2 million for the year ended December 31, 2021. Due to the economic environment as well as cannabis market and regulations in fiscal year 2022, we noted an increase in the direct cost of labor and materials, indirect costs such as utilities and supplies used in the growing process, and indirect labor costs for individuals involved in the growing, quality control and inventory processes, as well as certain facility costs. The ramping of the Company’s California business, which launched in January 2022, added significant costs greater than its revenue contribution in its first year of operation, which increased cost of goods sold in the current year.

Gross Profit

Gross profit for the year ended December 31, 2022 was $41.2 million or 35% of revenue compared to $49.4 million or 47% of revenue for the year ended December 31, 2021. The decrease in gross margin of 13% was primarily due to increase in cost of goods sold as described above coupled with pricing compression across the Company's markets which has been mitigated by increases in retail sell-through of the Company-owned produced products primarily in Illinois and Massachusetts. Improvements in flower yields and quality led to increases in revenue, market share, and gross margin in Massachusetts for the year ended December 31, 2022. During the fiscal fourth quarter of 2022, the Company experienced similar improvements in flower yields and quality in Illinois. Additionally, because the Company added no new retail locations in fiscal year 2022, the Company’s wholesale segment, an inherently lower margin business, represented a larger percentage of revenue as compared to prior periods, adding to the overall decline in gross margin. As the California business continues to scale, management expects the margin profile to improve meaningfully.

Total Operating Expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses, depreciation and amortization, transaction and restructuring expenses, and equity based compensation expense. Total operating expenses for the year ended December 31, 2022 was $81.3 million, an increase of $18.1 million or 29%, as compared to the year ended December 31, 2021. This increase was primarily due to the impairment of acquired licenses of $13.2 million during fiscal year 2022 compared to none in the prior year. Refer to Note 6 of the Consolidated Financial Statements for further information. The Company also recognized transaction and restructuring related expenses of $2.2 million during the year ended December 31, 2022 compared to none in the prior year, primarily due to the NECC and Island acquisitions during fiscal year 2022. In addition, general and administrative expenses for the year ended December 31, 2022 increased $4.1 million compared fiscal year 2021. Note 14 of the Consolidated Financial Statements includes further detail on general and administrative expenses.

Total Other Income (Expense), net

Other income (expense) consists primarily of interest expense, change in fair value of derivative liability, (gain) loss on litigation settlement, and other income. Total other income for the year ended December 31, 2022 was $3.2 million, as compared to total other expense of $10.5 million for the year ended December 31, 2021. This was primarily due to an increase of $(0.4) million in other income of which during the year ended December 31, 2022, $7.4 million was related to the Employee Retention Tax Credit and $3.8 million was related to the Prepaid Forward Purchase Agreement.

On October 13, 2022, the Company entered into a Prepaid Forward Purchase Agreement with Frisco SPV, LLC ("Frisco") in which Frisco advanced the Company $3.8 million in exchange for a share of the proceeds of the Company’s planned litigation against four former licensing clients. See Note 17 of the Consolidated Financial Statements for further information.

Net Loss

Net loss for the year ended December 31, 2022 was $46.9 million, compared to $38.3 million for the year ended December 31, 2021. The increase in net loss for the year ended December 31, 2022 was primarily due to the decline in gross profit as described above and the impairment of acquired licenses totaling $13.2 million as a result of recent market conditions in the cannabis industry and the economy as a whole. Such impacts were offset by the $13.2 million recognized in other income as noted above.

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

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Management believes that because Adjusted EBITDA excludes (a) certain non-cash expenses (such as depreciation, amortization and stock-based compensation) and (b) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, litigation or dispute settlement charges or gains, and transaction-related costs), it represents a clearer picture of what the Company's operations could be doing. Adjusted EBITDA is defined by the Company is detailed below. This measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance, (b) for planning and forecasting in future periods, and (c) in communications with the Company’s board of directors concerning the Company’s financial performance.

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

The following table reconciles Net Loss to Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Net loss before NCI (GAAP)	$(46,877)	$(38,289)
Interest income	(32)	(15)
Interest expense	12,685	13,704
Income tax expense	9,907	13,931
Depreciation and amortization	8,339	6,636
EBITDA (Non-GAAP)	$(15,978)	$(4,033)

Equity based compensation	7,214	10,081
Impairment of goodwill and intangible assets	13,184	—
Change in fair value of derivative liability	(3,502)	(832)
Change in fair value of contingent consideration	(2,393)	—
Loss on disposal and lease termination	609	1,210
Loss (gain) on litigation settlement	250	(3,768)
Sale leaseback related interest expense and non-cash operating lease amortization	6,142	9,195
Facility start-up costs / under-absorbed overhead	14,904	7,176
Fair value mark-up for acquired inventory	1,330	8,506
Acquisition, transaction, and other non-cash costs	5,974	6,420
Adjusted EBITDA (Non-GAAP)	$27,734	$33,955

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, Net Loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to Net Loss, the closest comparable GAAP measure. Adjusted EBITDA, as defined by the Company, excludes from Net Loss:

•Interest income and expense;
•Current income tax expense;
•Non-cash depreciation and amortization expense;
•Non-cash equity based compensation expense;
•Non-cash impairment charges, as the charges are not expected to be a recurring business activity;
•Non-cash changes in fair value of derivative liability and contingent consideration;
•Loss on disposal of assets and lease terminations;
•Loss (gain) recognized on litigation settlements;
•Sale leaseback related interest expense and non-cash operating lease amortization;
•Facility start-up costs and under-absorbed overhead costs related to expenses incurred at non-operational facilities during construction and facilities in California due to first year operations;
•Non-cash inventory adjustment related to the mark-up of acquired inventory to fair value recognized in cost of goods sold, including amounts related to prior periods; and
•Acquisition, transaction, and other non-cash costs, which vary significantly by transactions and are excluded to evaluate ongoing operating results.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had total current liabilities of $77.5 million and $48.8 million, respectively, and current assets of $53.3 million and $50.9 million, respectively, to meet our current obligations. As of December 31, 2022 and 2021, we had working capital (deficit) of $(24.2) million and $2.0 million, respectively. The decrease in working capital of $26.2 million was driven primarily by an increase in accounts payable and accrued liabilities and an increase in taxes payable due to the Company's expanded operations resulting from the mergers and acquisitions completed during fiscal year 2022.

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

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $8.8 million for the year ended December 31, 2022, an increase of $3.0 million as compared to $5.8 million of net cash provided by operating activities for the year ended December 31, 2021. The increase was primarily due to the $7.4 million in employer retention credits received in cash during the year ended December 31, 2022 and cash advanced for the Prepaid Forward Purchase Agreement. Refer to the discussion in "Results of Operations" of Item 7 in this Form 10-K.

Net Cash Used in Investing Activities

Net cash used in investing activities was $26.9 million for the year ended December 31, 2022, an increase of $13.9 million as compared to $13.0 million of net cash used in investing activities for the year ended December 31, 2021. The increase is primarily due to $24.5 million cash paid for asset acquisitions and business combinations in fiscal year 2022, offset by a decrease in purchases of property and equipment for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.7 million for the year ended December 31, 2022, a decrease of $0.2 million as compared to $10.9 million of net cash provided by financing activities for the year ended December 31, 2021. The decrease is primarily attributed to proceeds from the exercise of stock options and warrants of $3.5 million in the prior year versus an insignificant amount during the current period.

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

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2022, which are expected to be payable in the respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$26,966	$1,362	$—	$—	$28,328
Convertible notes, notes payable and accrued interest	9,059	64,675	10,431	—	84,165
Construction finance liability	—	16,000	—	—	16,000
Total	$36,025	$82,037	$10,431	$—	$128,493

Subsequent Events

Refer to Note 21 of the Consolidated Financial Statements for events that have occurred through March 30, 2023.

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

Significant estimates made in the preparation of these consolidated financial statements include the following areas:

Fair Value of Financial Instruments

The individual fair values attributed to the different components of a financing transaction, notably investment in equity securities, derivative financial instruments, convertible debt and loans, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. The assumptions regarding the derivative liabilities are disclosed in Note 18.

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

Impairment of Goodwill & Long-Lived Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a business combination is not amortized but tested for impairment at least annually, on October 31, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company uses the approach described in ASC Topic 350 which includes both qualitative and quantitative measures to test for impairment. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount to the estimated fair value of the reporting unit. The carrying amount of each reporting unit is determined based upon the assignment of the Company’s assets and liabilities, including existing goodwill, to the identified reporting units. The Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the recoverable amount. There was no goodwill impairment for the year ended December 31, 2022 and 2021.

Long-lived assets, including amortizable intangible assets, are tested annually for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. The impairment is only to the extent the carrying value of each asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine fair values.

The estimates and assumptions used in management’s impairment analysis are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its impairment analysis. The impairment estimates and assumptions bear the risk of change due to its inherent nature and subjectivity. The unanticipated effects of a global pandemic and decreases in consumer demand could reasonably expected to negatively affect the key assumptions and estimates.

Business Combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on the entries made on and after acquisition.

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied. See Note 7 for additional details.

Intangible assets acquired in a business combination are measured at fair value at the acquisition date. The Company must exercise judgment in identifying intangible assets, in determining their useful life, if any, and in testing for impairment.

Share-Based Compensation

Share-based compensation expense is measured by reference to the fair value of the stock options at the date at which they are granted. Estimating fair value for granted stock options requires determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the option, volatility, dividend yield, and rate of forfeitures. See Note 13.

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

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in the Section 2(a) of the Exchange Act, as modified by the Jumpstart Our Business Start-ups Act of 2012, or the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. The Company has elected to take advantage of this extended transition period and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The CEO and CFO are also responsible for disclosing any changes to the Company’s internal controls during the most recent period that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company’s management, under the supervision and with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of the Company´s internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 27, 2023:

Name	Age	Position(s)
Executive Officers
Leonid Gontmakher	37	Chief Executive Officer, Director
Keith Adams	63	Chief Financial Officer
Andrew Thut	49	Chief Investment Officer

Non-Employee Directors
Robert Hunt (2)	49	Chairman
David Daily (1) (2)	42	Director
Chetan Gulati (1)	45	Director
Amit Patel (1)	51	Director
Roman Tkachenko (2)	39	Director

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

Keith Adams has served as our Chief Financial Officer since June 2022. From November 2019 to April 2022, Mr. Adams was the chief financial officer of LP-KP IP Holdings, LLC d/b/a Loudpack, a privately-held California vertically integrated cannabis company. From July 2018 to November 2019. Mr. Adams worked as the chief accounting officer of DionyMed Brands, Inc. (OTCMKTS: DYMEF), a multi-state cannabis brand, distribution and delivery platform supporting cultivators, manufacturers and brands in both medical and adult-use markets. From May 2016 to June 2018, Mr. Adams was the Chief Financial Officer at Efficient Power Conversion, a provider of gallium nitride (GaN)-based power management technology. Mr. Adams is licensed as a Certified Public Accountant and Certified Management Accountant. He also holds a Bachelor of Business Administration in Accounting from University of Wisconsin-Oshkosh.

Andrew Thut was an early investor in 4Front, joining the Company full time as Chief Investment Officer in October 2014 and was appointed Interim Chief Financial Officer in July 2021. . He resigned his position as Interim Chief Financial Officer in June 2022, but remains Chief Investment Officer. He brings to the team a wealth of financial-management experience and business acumen having previously served as Managing Director of the BlackRock Small Cap Growth Fund at BlackRock Advisors LLC. During his 11-year involvement with BlackRock Small Cap Growth Fund, the $2 billion fund ranked in the top five percent of all domestic small cap growth funds. He also has held positions at MFS Investment Management and BT Alex Brown. Since joining 4Front, he has immersed himself in every facet of the cannabis industry, from the relevant financial drivers of the industry to hands-on experience with dispensaries and cultivation facilities. Mr. Thut holds a Bachelor of Arts from Dartmouth College.

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

Chetan Gulati has served as a member of the Company’s board of directors since December 2020. He has been a partner and head of research at Navy Capital, a New York-based asset manager focused on the rapidly growing global cannabis sector from 2019 to the present. Mr. Gulati began his career practicing law at Wachtell, Lipton, Rosen and Katz where he focused on corporate restructurings and finance. He then joined Perry Capital in 2007 and was ultimately appointed to run Perry's London operations from 2010-2016. From 2017-2018, Mr. Gulati was a Partner at Smith Cove Capital. He holds a Bachelor of Arts from the University of Rochester and a Juris Doctor from Yale Law School.

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

Amit Patel has served as a member of the Board since April 2022. He has been Managing Partner of Paceline Partners, which makes investments across multiple industries, since January 2015. Prior to Paceline Partners, Mr. Patel worked at Houlihan Lokey Inc. (NYSE:HLI) for over 15 years. His latest position was as a Managing Director with responsibility for Houlihan Lokey’s principal investment fund until it was spun out in August 2015. Prior to that, he was a Managing Director in Houlihan Lokey’s Financial Restructuring Group. From November 2020 to April 2022, Mr. Patel was a Board Member of LPF Holdco, LLC d/b/a Loudpack, a California cannabis company, until its merger with Harborside Inc. (OTC:HBORF) in April 2022. He chaired Loudpack’s Compensation Committee and was a member of the company’s Audit Committee. From August 2016 to May 2022, he served on the Limited Partner Advisory Committee of PowerPlant Ventures Fund I, a plant-based emerging consumer company investment fund. Earlier in his career, Mr. Patel worked at the Goldman Sachs Group, Inc.’s (NYSE:GS) Special Situations Group and held various operating roles at PRAM Filtration Corp. Mr. Patel holds a Bachelor of Science from the Wharton School of the University of Pennsylvania.

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

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Director Nomination Process

Our board of directors believes that its directors should have the highest professional and personal ethics and values, consistent with the Company’s longstanding values and standards. They should have broad experience at the policy-making level in business, government or civic organizations. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their own unique experience. Each director must represent the interests of all stockholders. When considering potential director candidates, our board of directors also considers the candidate’s independence, character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of our board of directors. Our board of directors believe that diversity is an important attribute of the members who comprise our board of directors and that the members should represent an array of backgrounds and experiences and should be capable of articulating a variety of viewpoints. Our board of directors' priority in selecting board members is the identification of persons who will further the interests of our stockholders through his or her record of professional and personal experiences and expertise relevant to our business.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2022 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except for the following:

Mr. Keith Adams did not timely file a Form 4 with respect to two transactions.

Mr. Chetan Gulati did not timely file a Form 4 with respect to two transactions.

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

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2022 and 2021, as applicable, by our named executive officers. All amounts are in whole dollars.

Name and Principal Position	Year	Salary ($)	Bonus ($) (5)	Option Awards ($)	Total ($)
Leonid Gontmakher (1), Chief Executive Officer and Director	2022 2021	400,000 400,000	— —	400,000 —	800,000 400,000
Keith Adams (2), Chief Financial Officer	2022 2021	174,915 —	— —	253,548 —	428,463 —
Andrew Thut, Chief Investment Officer & Interim Chief Financial Officer (3)	2022 2021	340,475 300,000	— —	1,173,794 —	1,514,269 300,000
Joseph Feltham (4), Chief Operating Officer	2022 2021	300,000 250,000	— —	167,136 —	467,136 250,000

(1)Mr. Gontmakher was appointed Chief Executive Officer on March 31, 2020.
(2)Mr. Adams was appointed Chief Financial Officer on June 9, 2022.
(3)Mr. Thut was appointed Interim Chief Financial Officer on July 15, 2021. Mr. Thut resigned his position as Interim Chief Financial Officer on June 9, 2022.
(4)Mr. Feltham was appointed Chief Operating Officer on September 11, 2020. Mr. Feltham was relieved of his position as Chief Operating Officer on June 14, 2022. The vacancy has not been filled.
(5)Bonus amounts reflect short-term incentive awards based upon performance in the applicable year and paid in the subsequent year.

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

Outstanding Equity Awards at 2022 Fiscal Year End

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers as of December 31, 2022. All amounts are in whole dollars.

Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (C$)		Option Expiration Date
Leonid Gontmakher, Chief Executive Officer and Director	12/11/2017 8/22/2019 10/2/2020	1,800,000 933,333 4,500,000	— — —	$ $ $	1.00 1.00 0.77	12/11/2022 8/22/2024 10/2/2025
Keith Adams, Chief Financial Officer	6/17/2022 11/16/2022	— —	1,000,000 1,000,000	$ $	0.77 0.60	9/16/2024 8/22/2024
Andrew Thut, Chief Investment Officer	7/31/2019 8/22/2019 9/15/2020 3/18/2021 11/16/2022 11/22/2022	1,965,440 500,000 500,000 2,000,000 5,045,600 —	— — — — — 4,000,000	$ $ $ $ $ $	0.10 1.00 0.86 1.63 0.60 0.61	9/16/2024 8/22/2024 9/15/2025 3/18/2026 11/16/2027 11/22/2027
Joseph Feltham, Former Chief Operating Officer	7/31/2019 8/22/2019 9/15/2020 3/18/2021 11/16/2022	109,200 1,000,000 390,800 750,000 1,288,000	— — — — —	$ $ $ $ $	0.10 0.80 0.86 1.63 0.61	9/16/2024 8/22/2024 9/15/2025 3/18/2026 11/16/2027

Non-Employee Director Compensation

The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2022. All amounts in the table are in whole dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Hunt	$86,940	$—	$123,342	$—	$—	$—	$210,282
David Daily	$43,000	$—	$49,513	$—	$—	$—	$92,513
Chetan Gulati	$—	$—	$92,838	$—	$—	$—	$92,838
Kathi Lentzsch	$114,333	$—	$42,424	$—	$—	$—	$156,757
Eric Rey	$7,167	$—	$—	$—	$—	$—	$7,167
Roman Tkachenko	$43,000	$—	$49,513	$—	$—	$—	$92,513
Amit Patel	$36,269	$—	$92,396	$—	$—	$—	$128,665

Effective November 11, 2022, the compensation committee set the compensation for the independent directors at $65,000 per year for directors not service as chair of any committee, $75,000 per year for directors serving as chair of a committee, and $180,000 per year for the chair of the board. Directors who are officers, employees, or consultants of the Company receive no compensation. The compensation committee will review the compensation paid to the Company’s directors annually to ensure that the Company’s approach to Board compensation is competitive and reflects best practices taking into account current governance trends.

Compensation Committee Interlocks and Insider Participation

Not applicable to smaller reporting companies.

Compensation Committee Report

Not applicable to smaller reporting companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of December 31, 2022 by:

•each stockholder known by us to beneficially own more than 5% of our SVS;
•each of our directors;
•each of our named executive officers; and
•all of our directors and executive officers as a group.

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

The percentage of beneficial ownership is based on 642,140,067 SVS outstanding as of December 31, 2022.

The address for each director and executive officer is c/o 4Front Ventures Corp., 5060 N. 40th Street, Suite 120, Phoenix, AZ 85018.

The following table sets out information as of December 31, 2022 with respect to security ownership of certain beneficial owners and management.

	Subordinate Voting Shares		Multiple Voting Shares		Total		Voting
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Subordinate Voting Shares	Number Beneficially Owned	% of Total Multiple Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock	% of Voting Capital Stock
Leonid Gontmakher Chief Executive Officer	32,063,661	4.99%	—	—%	32,063,661	4.98%	1.93%
Keith Adams Chief Financial Officer	—	—%	—	—%	—	—%	—%
Andrew Thut Chief Investment Officer	11,823,960	1.84%	154,956	12.14%	11,978,916	1.86%	8.16%
David Daily Director	22,000	—%	—	—%	22,000	—%	—%
Chetan Gulati Director	27,026,008	4.21%	—	—%	27,026,008	4.20%	1.63%
Robert Hunt Director	—	—%	—	—%	—	—%	—%
Amit Patel Director	—	—%	—	—%	—	—%	—%
Kathi Lentzsch Former Director	—	—%	—	—%	—	—%	—%
Eric Rey Former Director	20,000	—%	—	—%	20,000	—%	—%
Roman Tkachenko Director	14,191,930	2.21%	—	—%	14,191,930	2.21%	0.85%
All Board directors and named executive officers as a group	85,147,559	13.25%	154,956	12.14%	85,302,515	13.25%	12.57%

Equity Compensation Plan Information

On July 31, 2019, shareholders approved the 4Front Ventures Corp. 2019 Stock and Incentive Plan, which was amended and restated as of April 15, 2020 (the “Stock and Incentive Plan”). The Stock and Incentive Plan permits the grant of: (i) nonqualified stock options (“NQSOs”) and incentive stock options (“ISOs”) (collectively, “Options”); (ii) restricted stock awards; (iii) restricted stock units (“RSUs”); (iv) stock appreciation rights (“SARs”); and (v) performance compensation awards, which are referred to herein collectively as “Awards,” as more fully described below.

The following table sets out information as of December 31, 2022 with respect to the Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	81,979,238	$0.87	3,426,655
Equity compensation plans not approved by security holders	—	$—	—
Total	81,979,238	$0.87	3,426,655

On May 31, 2022, the Stock and Incentive Plan was amended to increase the number of options that can be granted from 10% to 15% of outstanding shares. As of December 31, 2022, the following awards were outstanding under the Stock and Incentive Plan: a total of 81,979,238 options, representing approximately 14.5% of the then outstanding share number. As of December 31, 2022, an aggregate of 3,426,655 options remained available for issuance under the Stock and Incentive Plan, representing approximately 0.5% of the then Outstanding Share Number.

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

The maximum number of SVS that may be issued under the Stock and Incentive Plan shall be determined by the board from time to time, but in no case shall exceed, in the aggregate, 15% of the Outstanding Share Number Notwithstanding the foregoing, a maximum of 20,000,000 SVS may be issued as ISOs, subject to adjustment as provided in the Stock and Incentive Plan. Any shares subject to an Award under the Stock and Incentive Plan that are forfeited, cancelled, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations of a Participant shall again be available for Awards under the Stock and Incentive Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Roman Tkachenko, a director and Leonid Gontmakher, the Company’s Chief Executive Officer and a director, each hold a 14.28% ownership interest in LI Lending LLC, which extended the Company a real estate improvement/development loan of $45.0 million. The loan was drawn in two amounts: (i) $35.0 million bearing interest at a rate of 12.75% and (ii) $10.0 million bearing interest at a rate of 14.75%. Upon maturity in May 2024, an exit fee of $9.0 million is payable, for a total principal payable at maturity of $54.0 million. As of December 31, 2022, the outstanding balance on the related party loan was $49.8 million which includes accrued interest of $7.1 million and is net of debt discount of $0.3 million.

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

Item 14. Principal Accounting Fees and Services

Principal Independent Accountant Fees and Services

Davidson & Company LLC (“Davidson”) has served as our independent registered public accounting firm since July 31, 2019. The engagement of Davidson was approved by the audit committee and the board. Davidson completed the audits of the Company for the year ended December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, there were no (1) disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Davidson’s satisfaction, would have caused Davidson to make reference thereto in its report on the consolidated financial statements of the Company (as described in Item 304(a)(1)(iv) of Regulation S-K), (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K) or (3) “reportable events as such term is defined in NI 51-102.

Aggregate fees billed by our independent auditors for the years ended December 31, 2022 and 2021 are detailed in the table below.

Principal Independent Accountant Fees and Services

	2022	2021
Audit Fees(1)	$600,000	$600,000
Audit Related Fees(2)	98,000	—
All Other Fees(3)	35,000	—
Total Fees Paid	$733,000	$600,000

(1)Fees for audit services on an accrued basis.
(2)Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3)All other fees billed by the auditor for products and services not included in the foregoing categories.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2022 and 2021, and the consolidated statements of operations, changes in equity and cash flows for the years ended December 31, 2022 and 2021, together with notes thereto.

(2) Financial statement schedule: None

(3) Exhibits required by Item 601 of Regulation S-K:

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Notice of Articles of Registrant	20-F	June 30, 2020	1.1
3.2	Articles of Registrant	20-F	June 30, 2020	1.2
3.3	Amended and Restated Articles of Registrant dated December 23, 2020
4.1	Description of Securities	20-F	June 30, 2020	2.1
10.1	Business Combination Agreement dated March 1, 2019 between 4Front Holdings LLC, 4Front Corp., 1196260 B.C. Ltd. and Cannex Capital Holdings Inc.	20-F	June 30, 2020	4.1
10.2	Senior secured convertible notes issued by Cannex Capital Holdings Inc. on November 21, 2018 to Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., and Gotham Green Credit Partners SPV 2, L.P.	20-F	June 30, 2020	4.3
10.3	Construction Loan Agreements dated May 10, 2019, by and between Linchpin Investors LLC, a subsidiary of the Corporation, and LI Lending LLC, in the amount of up-to $50,000,000 (later modified to up-to $45,000,000)	20-F	June 30, 2020	4.4
10.4	Stock Purchase Agreement by and among 4Front Holdings LLC, Paul Overgaag, Nathaniel Averill and Healthy Pharms, Inc. dated November 13, 2018	20-F	June 30, 2020	4.5
10.5	Contribution Agreement November 13, 2018 between Mission Partners USA, LLC and 4Front Holdings LLC	20-F	June 30, 2020	4.6
10.6	Agreement and Plan of Merger, dated as of October 6, 2021, by and among 4Front Ventures Corp., New England Cannabis Corporation, Inc., Kenneth V. Stevens, and 4Front NECC Acquisition Co.	8-K	October 08, 2021	10.1
10.7	Membership Interest Purchase Agreement, dated as of October 6, 2021, by and among 4Front Ventures Corp., Kenneth V. Stevens, and Mission Partners RE, LLC	8-K	October 08, 2021	10.2
10.8	Convertible Promissory Note Purchase Agreement, dated as of October 6, 2021, by and among 4Front Ventures Corp., Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC, and HI 4Front, LLC	8-K	October 08, 2021	10.3
10.9	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2022, by and among 4Front Ventures Corp., New England Cannabis Corporation, Inc., Kenneth V. Stevens, and 4Front NECC Acquisition Co.	8-K	February 03, 2022	10.3

10.10	First Amendment to Membership Interest Purchase Agreement, dated as of January 28, 2022, by and among 4Front Ventures Corp., Kenneth V. Stevens, and Mission Partners RE, LLC.	8-K	February 03, 2022	10.4
10.11	Promissory Note and Pledge Agreement, dated as of January 28, 2022, between 4Front Ventures Corp. and Kenneth V. Stevens.	8-K	February 03, 2022	10.5
10.12	Agreement and Plan of Merger, dated as of April 6, 2022, by and among 4Front Ventures Corp., Island Merger Sub, Inc., Island Global Holdings, Inc., and Navy Capital SR LLC	8-K	April 06, 2022	10.1
10.13	Lock-up agreement dated August 22, 2019, by and among 4Front Ventures Corp. and each of Camelback Ventures, LLC, Joshua Rosen, Trevor Pratte, Karl Chowscano, Andrew Thut, Kris Krane, Leo Gontmakher, Arkadi Gontmakher, Vlad Orlovskii, Oleg Orlovskii, Roman Tkachenko and Glenn Backus	20-F	June 30, 2020	4.7
10.14	Amended and restated securities purchase agreement dated July 31, 2019 among Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Credit Partners SPV 2, L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., 4Front Ventures Corp., Cannex Holdings (Nevada) Inc., 4Front Ventures Corp., 4Front U.S. Holdings Inc. and Cannex Holdings (Nevada) Inc., as amended on January 29, 2020 and March 20, 2020	20-F	June 30, 2020	4.8
10.15	Industrial building lease dated September 1, 2015 by and between Kinzie Properties, LLC, 2400 Greenleaf Partners, LLC, and IL Grown Medicine LLC	20-F	June 30, 2020	4.9
10.16	Amended and Restated Class B Proportionate Shares Option Plan +	20-F	June 30, 2020	4.1
10.17	Amended and Restated Stock Option Plan +	20-F	June 30, 2020	4.11
10.18	Form of Director Indemnification Agreement	20-F	June 30, 2020	4.12
10.19	Amended and Restated Consulting Agreement with Ag-Grow Imports, LLC and Maha Consulting LLC	10-K	April 07, 2021	10.15
10.20	Separation Agreement and Release with Joshua N. Rosen dated January 2, 2021	10-K	April 07, 2021	10.16
10.21	Severance, General Waiver and Release Agreement with Nicolle Dorsey dated February 3, 2021 +	10-K	April 07, 2021	10.17
10.22	Membership Interest Purchase Agreement – Denham dated January 1, 2020	10-K	April 07, 2021	10.18

10.23	Membership Interest Purchase Agreement Amendment 1 – Denham dated March 30, 2020	10-K	April 07, 2021	10.19
10.24	Membership Interest Purchase Agreement Amendment 2 – Denham dated August 12, 2020	10-K	April 07, 2021	10.20
10.25	Membership Interest Purchase Agreement – Ethos dated April 30, 2020	10-K	April 07, 2021	10.21
10.26	Asset Purchase Agreement – Ethos dated April 30, 2020	10-K	April 07, 2021	10.22
10.27	LI Lending Amended & Restated Promissory Note dated December 17, 2020	10-K	April 07, 2021	10.23
10.28	Premium Termination Agreement dated August 11, 2020	10-K	April 07, 2021	10.24
10.29	Amendment to Agreement and Plan of Merger by and among 4Front Ventures Corp., Island Merger Sub, Inc., Island Global Holdings, Inc., and Navy Capital SR LLC, dated April 8, 2022	8-K	April 22, 2022	10.1
10.30	Form of Merger Note	8-K	April 22, 2022	10.2
21.1	List of Subsidiaries				x
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act				x
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act				x
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

4FRONT VENTURES CORP.

Date: March 30, 2023	By:	/s/ Leo Gontmakher
Leo Gontmakher
Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title:	Date:

/s/ Leo Gontmakher	March 30, 2023
Leo Gontmakher, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Keith Adams	March 30, 2023
Keith Adams, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Daily	March 30, 2023
David Daily, Director

/s/ Chetan Gulati	March 30, 2023
Chetan Gulati, Director

/s/ Roman Tkachenko	March 30, 2023
Roman Tkachenko, Director

/s/ Amit Patel	March 30, 2023
Amit Patel, Director

/s/ Robert Hunt	March 30, 2023
Robert Hunt, Director

4FRONT VENTURES CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
4Front Ventures Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 4Front Ventures Corp. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2019 .

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada    Chartered Professional Accountants
PCAOB ID: 731
March 30, 2023

4FRONT VENTURES CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands of U.S. dollars except for share data)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$15,190	$22,581
Accounts receivable, net	7,391	1,946
Other receivables	77	289
Current portion of lease receivables	3,810	3,630
Inventory	25,592	20,087
Current portion of notes receivable	—	109
Prepaid expenses and other assets	1,207	2,232
Total current assets	53,267	50,874
Property, plant, and equipment, net	56,906	42,633
Lease receivables	5,611	6,748
Intangible assets, net	30,927	26,246
Goodwill	53,955	23,155
Right-of-use assets	138,451	100,519
Deposits	5,615	5,364
TOTAL ASSETS	$344,732	$255,539
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$12,701	$2,131
Accrued expenses and other current liabilities	14,265	9,411
Taxes payable	36,577	23,968
Derivative liability	—	3,502
Current portion of contract liabilities	369	—
Current portion of convertible notes	—	2,784
Current portion of lease liability	4,479	3,629
Current portion of notes payable and accrued interest	9,059	3,413
Total current liabilities	77,450	48,838
Convertible notes	14,843	14,641
Notes payable and accrued interest from related party	49,807	48,266
Long term notes payable	10,456	1,709
Long term accounts payable	1,362	1,200
Contract liabilities	2,000	—
Contingent consideration payable	—	2,393
Construction finance liability	16,000	—
Deferred tax liability	8,278	7,849
Lease liability	136,185	93,111
TOTAL LIABILITIES	316,381	218,007
SHAREHOLDERS' EQUITY
Equity attributable to 4Front Ventures Corp.
Subordinate Voting Shares (no par value, unlimited shares authorized, 643,416,275 and 594,181,604 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	304,602	274,120
Additional paid-in capital	59,411	52,197
Deficit	(335,755)	(288,857)
Non-controlling interest	93	72
TOTAL SHAREHOLDERS' EQUITY	28,351	37,532
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$344,732	$255,539
See accompanying notes to consolidated financial statements.

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	For the Years Ended December 31,
	2022	2021
REVENUE
Revenue from sale of goods	$106,217	$93,387
Real estate income	12,360	11,179
Total revenues	118,577	104,566
Cost of goods sold	(77,426)	(55,170)
Gross profit	41,151	49,396
OPERATING EXPENSES
Selling and marketing expenses	23,908	20,478
General and administrative expenses	31,677	27,609
Depreciation and amortization	3,188	5,102
Equity based compensation	7,214	10,081
Transaction and restructuring related expenses	2,157	—
Impairment of goodwill and intangible assets	13,184	—
Total operating expenses	81,328	63,270
Loss from operations	(40,177)	(13,874)
Other income (expense)
Interest income	32	15
Interest expense	(12,685)	(13,704)
Change in fair value of derivative liability	3,502	832
Loss on lease termination	—	(1,210)
Loss on disposal	(609)	—
Gain (loss) on litigation settlement	(250)	3,768
Other	13,217	(185)
Total other income (expense), net	3,207	(10,484)
Net loss before income taxes	(36,970)	(24,358)
Income tax expense	(9,907)	(13,931)
Net loss	(46,877)	(38,289)
Net income (loss) attributable to non-controlling interest	21	20
Net loss attributable to shareholders	$(46,898)	$(38,309)
Basic and diluted loss per share	$(0.07)	$(0.06)
Weighted average number of shares outstanding, basic and diluted	632,951,141	590,998,816
See accompanying notes to consolidated financial statements.

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts expressed in thousands of U.S. dollars except for share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 30, 2020	538,851,252	$250,583	$42,116	$(250,548)	$42,151	$52	$42,203
Shares issued for Pure Ratios earnout	473,491	161	—	—	161	—	161
Shares issued for Om of Medicine earnout	535,018	722	—	—	722	—	722
Share-based compensation	—	—	10,081	—	10,081	—	10,081
Conversion of notes to equity	49,042,797	17,719	—	—	17,719	—	17,719
Shares issued with exercise of stock options	2,228,439	1,512	—	—	1,512	—	1,512
Shares issued with exercise of warrants	3,058,927	3,423	—	—	3,423	—	3,423
Return of treasury shares	(8,320)	—	—	—	—	—	—
Net loss	—	—	—	(38,309)	(38,309)	20	(38,289)
Balance, December 31, 2021	594,181,604	$274,120	$52,197	$(288,857)	$37,460	$72	$37,532
Shares issued for Island pursuant to acquisition	8,783,716	6,245	—	—	6,245	—	6,245
Warrants issued for Island pursuant to acquisition	—	732	—	—	732	—	732
Shares issued for NECC pursuant to acquisition	28,571,428	18,200	—	—	18,200	—	18,200
Shares issued for Bloom pursuant to acquisition	3,750,000	2,100	—	—	2,100	—	2,100
Share-based compensation	1,750,604	—	7,214	—	7,214	—	7,214
Conversion of notes to equity	6,235,512	3,122	—	—	3,122	—	3,122
Shares issued with exercise of stock options	51,975	33	—	—	33	—	33
Shares issued with exercise of warrants	91,436	50	—	—	50	—	50
Net loss	—	—	—	(46,898)	(46,898)	21	(46,877)
Balance, December 31, 2022	643,416,275	$304,602	$59,411	$(335,755)	$28,258	$93	$28,351

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in thousands of U.S. dollars)

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,877)	$(38,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,339	6,636
Equity based compensation	7,214	10,081
Change in fair value of derivative liability	(3,502)	(832)
Accretion of lease liability	5,992	4,876
Recognition of deferred revenue on contract liability	(1,166)	—
Write-off of fixed asset from terminated lease	609	1,210
Change in contingent consideration payable	(2,393)	—
Accretion of contingent consideration	—	505
Accretion of convertible debenture and interest	1,326	4,048
Accrued interest on notes payable	8,184	7,913
Interest accrued - lease receivable	957	667
Deferred taxes	(4,642)	1,319
Impairment of goodwill and intangibles	13,184	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,426)	(1,509)
Other receivables	212	(41)
Prepaid expenses and other assets	1,175	43
Inventory	64	(2,050)
Accounts payable	9,309	(2,991)
Accrued expenses and other current liabilities	2,851	2,302
Taxes payable	12,609	12,466
Deposits	(251)	(578)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,768	5,777
CASH FLOWS FROM INVESTING ACTIVITIES
Long term deposits	—	(481)
Proceeds from notes receivable	108	246
Sale of dispensaries and interests in cannabis licenses	—	1,093
Cash paid for asset acquisitions and business combinations, net of cash received	(24,542)	—
Purchases of property and equipment	(2,434)	(13,872)
NET CASH USED IN INVESTING ACTIVITIES	(26,867)	(13,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable issued	3,000	—
Proceeds from sales and leaseback transaction	16,000	—
Payment of contingent consideration	—	(1,201)
Issuance of convertible notes, net of costs	—	14,376
Proceeds from the exercise of warrants	50	1,949
Proceeds from the exercise of stock options	33	1,512
Repayment of convertible debentures	(1,125)	—
Repayment of notes payable	(7,250)	(5,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,708	10,886
NET (DECREASE) INCREASE IN CASH	(7,391)	3,649
CASH, BEGINNING OF YEAR	22,581	18,932
CASH, END OF YEAR	$15,190	$22,581

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in thousands of U.S. dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,821	$4,924
Cash paid for income taxes	$2,110	$183

Non-cash investing and financing activities:
Issuance of equity for business acquisitions	$25,177	$—
Issuance of equity for asset acquisitions	$2,100	$—
Equity portion of warrants recorded through derivative liability	$—	$1,473
Issuance of debt to pay contingent consideration	$—	$485
Exchange of convertible debt to equity	$2,783	$17,719
Issuance of equity to acquire property and equipment	$—	$445
Issuance of equity to pay contingent consideration	$—	$883
Change in right-of-use assets and lease liabilities	$—	$357
Termination of new right-of-use assets and lease liabilities	$2,020	$—

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the British Columbia Corporations Act. The Company operates the business through two segments: THC Cannabis and CBD Wellness. As of December 31, 2022, the Company's THC Cannabis segment consists of six dispensaries and seven production and cultivation facilities across Illinois, Michigan, Massachusetts, and California. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies, and intellectual property to cannabis producers in the state of Washington. The Company’s CBD Wellness segment sells non-THC hemp derived products across the United States.

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

Note 2: SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Presentation

The consolidated financial statements include the accounts of 4Front and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company has prepared these statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and U.S. GAAP. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for annual financial information. In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of the results of the annual periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below.

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the consolidated balance sheet and the consolidated statement of cash flows as of and for the year ended December 31, 2021. An adjustment has been made to the consolidated statement of operations for the year ended December 31, 2021 to reclassify certain expenses to conform with the current year presentation. The reclassifications had no effect on net loss for the year ended December 31, 2021. All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(b)    Use of Estimates

The preparation of the Company’s financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods. Actual results may differ from these estimates. The most critical and subjective areas are discussed in detail elsewhere in the Notes to Consolidated Financial Statements.

(c)    Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. For the years presented, the Company did not have any cash equivalents.

(d)    Trade Receivables

Accounts receivable represents receivables from customers stemming from sales in the ordinary course of business and leasing services which are recorded when billed or when the related revenue is earned. Accounts receivable are stated at net of allowance for doubtful accounts and customer credits. The Company establishes an allowance for doubtful accounts based on various factors including the age of receivables outstanding, historical trends, economic conditions, and other information. The allowance for doubtful accounts was $0.9 million and nil as of December 31, 2022 and 2021, respectively.

(e)    Inventories

Raw materials consist of unharvested cannabis plants and materials used to manufacture CBD and cannabis products. Work in process consists of harvested cannabis, processed cannabis oil, and manufactured products that are not complete. Finished goods consist of cultivation supplies to be sold to cultivators, purchased and manufactured packaged flower, pre-rolls, vape cartridges, edibles, CBD products, and paraphernalia.

Inventories of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost or net realizable value. Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. Products for resale, supplies and consumables are valued at lower of cost or net realizable value.

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Cost is determined using the weighted average cost basis and specific costs, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventories are written down to net realizable value.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(f)    Property and Equipment

Property, plant and equipment are stated at cost, including capitalized borrowing costs, net of accumulated depreciation and impairment losses. Expenditures that materially increase the life of the assets are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is disposed, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. The assets’ residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively if appropriate.Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Land / Construction in process	Not depreciated
Buildings & improvements	10 - 39 years
Furniture & fixtures	5 - 7 years
Equipment	7 years
Software	5 years
Leasehold improvements	Lesser of remaining life of lease or useful life

(g)    Impairment of Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

(h)    Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition and were as follows for each class of intangible asset:

Customer relationships	5 years
Tradenames & trademarks	1 - 10 years
Non-competition agreement	2 - 3 years
Know-how (trade secrets)	5 years

Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively. Indefinite-lived intangibles such as cannabis licenses are not amortized.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(i)    Goodwill

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

In order to determine if goodwill is impaired, the Company may perform an optional qualitative assessment to determine whether indicators of impairment exist. If indicators of impairment are present, or if the Company elects to bypass the qualitative assessment and proceed directly to the quantitative test, the Company measures the impairment of goodwill by comparing the carrying amount of a reporting unit to its estimated fair value. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess.

The estimate of fair value requires the use of significant unobservable inputs, representative of a Level 3 fair value measurement. The Company determines fair values for each reporting unit using the income approach, and when available and appropriate, the market approach, or a combination of both. The income approach involves forecasting projected financial information (such as revenue growth rates, profit margins, tax rates, working capital and capital expenditures) and selecting a discount rate that reflects the risk inherent in estimated future cash flows. Under the market approach, the fair value is based on observed market data. If multiple valuation methodologies are used, the results are weighted appropriately.

The Company performs an annual assessment of its goodwill as of October 31, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

(j)    Business Combinations

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

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

(k)    Leases

Lessee

The Company primarily leases its retail dispensaries, certain cultivation and production facilities, and office space which are accounted for under Accounting Standards Codification ("ASC") Topic 842, "Leases" ("ASC Topic 842"). The Company determines if an arrangement is a lease at inception. The Company recognizes operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. An implicit borrowing rate is occasionally provided in lease agreements which the Company utilizes to calculate right-of-use assets and liabilities at the end of each reporting period. When an implicit borrowing rate is not provided, the Company uses a benchmark approach to derive an appropriate imputed discount rate. The Company will benchmark itself against other companies of similar credit ratings and comparable quality and derive an imputed rate. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the consolidated balance sheets. Certain leases include variable payments related to common area maintenance, insurance, and property taxes, which are billed by the landlord, as is customary with these types of charges for office space, and are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component. For additional information on leases where the Company is the lessee, see Note 8.

At the commencement date, the Company must determine whether the lease is accounted for as an operating lease or finance lease under ASC Topic 842. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

Lessor

Leases in which the Company is the lessor are classified as operating and finance leases under ASC Topic 842 where the lease components and non-lease components are accounted for separately. Rental income from operating leases is recognized on a straight-line basis over the term of each lease. Initial direct costs incurred in negotiating and arranging a operating lease are added to the carrying amount of the leased asset and recognized on a straight-line basis over the lease term. At the commencement date of each finance lease, the Company recognizes a lease receivable for the net present value of the future lease payments. Finance lease rental income is allocated to accounting periods so as to reflect a constant periodic rate of return on the Company’s lease receivable over the life of the lease. Initial direct costs related to finance leases are deferred at the commencement date and included in the underlying lease receivable asset, and are recognized as income as part of the derecognition of the lease receivable over the life of the lease.

(l)    Sale and Leaseback Transactions

From time to time, the Company may enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which the Company sells the property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, the Company evaluates whether it has transferred control to the third party in accordance with the revenue recognition guidance set forth in ASC 606.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
If the transfer of the asset is deemed to be a sale at market terms, the Company recognizes the transaction price for the sale based on the cash proceeds received, derecognizes the carrying amount of the underlying asset and recognizes a gain or loss in the consolidated statements of operations and comprehensive loss for any difference between the carrying value of the asset and the transaction price. The Company then accounts for the leaseback in accordance with its lease accounting policy.

If the transfer of the asset is determined not to be a sale at market terms, the Company accounts for the transaction as a financing arrangement, and accordingly no asset sale is recognized. The Company retains the historical costs of the property and the related accumulated depreciation on its books and continues to depreciate the property over the lesser of its remaining useful life or its initial lease term. The asset is presented within property and equipment, net on the consolidated balance sheets. All proceeds from these transactions are accounted for as finance obligations and presented as non-current obligations on the consolidated balance sheets. A portion of the lease payments is recognized as a reduction of the financing obligation and a portion is recognized as interest expense based on an imputed interest rate.

(m)    Contract Assets and Liabilities

A contract liability is recorded on the consolidated balance sheet for consideration transferred prior to goods transfer. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of contract liabilities in the accompanying consolidated balance sheets with the remaining balance classified as long-term. When the Company has an unconditional right to payment, a receivable is classified on the consolidated balance sheet as current contract assets for amounts due within twelve months or long-term contract assets for amounts due after twelve months. The accompanying consolidated balance sheets reflect a contract liability for the amount of revenue to be recognized in the future as and when the Company satisfies its remaining performance obligations. As of December 31, 2022, the Company recognized $2.4 million of contract liabilities of which $0.4 million was classified as current liabilities and $2.0 million was classified as long-term liabilities.

(n)    Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. In calculating the fair value of derivative liabilities, the Company uses a valuation model when Level 1 inputs are not available to estimate fair value at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the reporting date. Critical estimates and assumptions used in the model are discussed in Note 10.

(o)    Share Capital

Financial instruments issued by the Company are classified as equity only to the extent that they do not meet the definition of a financial liability or financial asset. The Company’s common shares, share options and warrants are classified as equity instruments. Incremental costs directly attributable to the issue of new shares, warrants or options are shown in equity as a deduction from the proceeds. The proceeds from the exercise of stock options are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC 740, "Income Taxes".

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(p)    Share-based Compensation

The stock option plan (Note 13) allows Company directors, employees and consultants to acquire shares of the Company. The Company measures the fair value of services received in exchange for all options granted based on the fair market value of the award as of the grant date. The fair value of options granted is recognized as a share-based compensation expense with a corresponding increase in equity. Consideration paid on the exercise of stock options is credited to share capital.

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

(q)    Revenue Recognition

Revenue is recognized by the Company in accordance with ASC Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606"). Revenue from the sale of goods consists of direct retail sales to customers at the Company-owned dispensaries and wholesale sales to third-party dispensaries, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. The Company recognized sales discounts of $13.3 million and $12.8 million for the year ended December 31, 2022 and 2021, respectively. Sales tax is excluded from the transaction price and recorded as liabilities upon collection at the point of sale.

Revenue related to real estate income on leases is recognized in accordance with ASC Topic 842. Lease payments received are primarily recognized as real estate income in the consolidated statements of operations. A portion of the lease payment amortizes the lease receivable. The following table represents the Company’s disaggregated revenue by source:

	For the Years Ended December 31,
	2022	2021
Retail	$91,530	$90,811
Wholesale	14,687	2,576
Real estate	12,360	11,179
Total	$118,577	$104,566

The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment.

The Company offers a loyalty reward program at certain dispensary locations. A portion of the revenue generated in a sale is allocated to the loyalty points earned which is deferred until the loyalty points are redeemed or expire. As of December 31, 2022 and 2021, the loyalty liability totaled $1.5 million and $1.2 million, respectively, and is included in accrued liabilities on the consolidated balance sheets.

(r)    Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost”. Advertising expenses from continuing operations totaled $23.9 million and $20.5 million in the years ended December 31, 2022 and 2021, respectively.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(s)    Income Taxes

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

Deferred tax assets and liabilities are measured using the enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 15, the Company is subject to the limitations of IRC Section 280E.

(t)    Loss per Share

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

(u)    Fair Value of Financial Instruments

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

The Company provides information about its financial instruments measured at fair value at one of three levels according to the relative reliability of the inputs used to estimate the fair value:

•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
•Level 3 – Inputs for the asset or liability that are not based on observable market data (unobservable inputs).

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(v)    Foreign Currency

The Company and its subsidiaries’ functional currency, as determined by management, is the United States (“U.S.”) dollar. These consolidated financial statements are presented in U.S. dollars as this is the primary economic environment of the Company. All references to “C$” refer to Canadian dollars.

Each asset, liability, revenue and expense denominated in a foreign currency is recorded in the entity’s functional currency using the exchange rate in effect at the transaction date. At each reporting period, nonmonetary assets and liabilities and related revenue and expenses are remeasured using historical exchange rates and monetary assets and liabilities are remeasured using current exchange rates. Any adjustments resulting from remeasurement are recorded in other expense (income) within the consolidated statements of operations.

(w)    Recent Accounting Pronouncements

Recently Adopted

i.In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted ASU 2020-06 as of January 1, 2022, utilizing the modified retrospective method of adoption. Adoption of this standard did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

ii.In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (Subtopic 815-40)". ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Adoption of this standard did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

iii.In October 2021, the FASB issued ASU 2021-08, "Business Combinations - Accounting for Contract Assets and Contract Liabilities (Topic 805)". ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. An entity that early adopts in an interim period should apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (ii) prospectively to all business combinations that occur on or after the date of initial application. The Company has elected to early adopt this standard as of January 1, 2022. The adoption of the standard had an impact on the valuation of Island deferred revenue contracts upon the acquisition date. The Company recognized the contract liabilities acquired consistent with the previous accounting treatment at the acquired entity. This standard did not have an impact on the NECC acquisition entered into on January 28, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Accounting Pronouncements Not Yet Adopted

i.In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurements - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)". ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting ASU 2022-03 on the consolidated financial statements.

Note 3: GOING CONCERN

As of December 31, 2022, the Company had cash and cash equivalents of $15.2 million and working capital deficit of $24.2 million. The Company incurred net losses from continuing operations of $46.9 million and $38.3 million for the year ended December 31, 2022 and 2021, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern

The Company plans to continue to fund its operations through cash generated from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are being utilized for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier and investor and industry relations. Historically, the Company has raised capital as needed however there is no guarantee the Company will be able to continue to raise funds in the same manner it has historically.

Note 4: INVENTORY

The Company’s inventories include the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Raw materials - unharvested cannabis	$2,688	$2,164
Raw materials - harvested and purchased cannabis	7,956	7,068
Packaging and other non-finished goods	2,468	1,734
Work in process - manufactured and purchased extracts	3,635	410
Finished goods	8,845	8,711
Total	$25,592	$20,087

Note 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related depreciation are summarized in the table below:

	December 31, 2022	December 31, 2021
Land	$774	$—
Buildings & improvements	13,784	1,483
Construction in process	82	63
Furniture, equipment & other	19,296	13,425
Leasehold improvements	36,287	35,538
Total	$70,223	$50,509
Less: accumulated depreciation	(13,317)	(7,876)
Total property and equipment, net	$56,906	$42,633

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Depreciation expense for the year ended December 31, 2022 and 2021 was $5.6 million and $4.1 million respectively, of which $5.2 million and $1.5 million, respectively, is included in cost of goods sold.

Approximately $33.0 million of property and equipment is secured by LI Lending as collateral on the LI Lending note (Note 9). There were no significant contractual commitments for future capital expenditures as of December 31, 2021. In November 2022, the Company amended the lease agreement for its facility in Matteson, Illinois to increase the tenant improvement allowance under the lease by $19.9 million. Refer to Note 8 for further information.

Note 6: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non-Competition Agreements	Tradenames and Trademarks	Know-How	Total
Gross Carrying Amount, December 31, 2020	$20,146	$2,900	$249	$100	$9,700	$33,095
Gross Carrying Amount, December 31, 2021	$20,146	$2,900	$249	$100	$9,700	$33,095
Acquisitions	18,700	—	—	1,922	—	20,622
Impairment	(13,184)	—	—	—	—	(13,184)
Gross Carrying Amount, December 31, 2022	$25,662	$2,900	$249	$2,022	$9,700	$40,533

Accumulated Amortization, December 31, 2020	$—	$(1,232)	$(207)	$(100)	$(2,767)	$(4,306)
Amortization Expense	—	(580)	(43)	—	(1,921)	(2,544)
Accumulated Amortization, December 31, 2021	$—	$(1,811)	$(250)	$(100)	$(4,688)	$(6,849)
Amortization Expense	—	(582)	—	(236)	(1,940)	(2,758)
Accumulated Amortization, December 31, 2022	$—	$(2,393)	$(250)	$(336)	$(6,628)	$(9,606)

During the year ended December 31, 2022, the Company acquired intangible assets related to the New England Cannabis Company, Island Global Holdings, and Bloom Farms transactions. Refer to Note 7 for further discussion.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
During the year ended December 31, 2022, management noted indicators of impairment of its long-lived assets acquired from NECC and Island due to recent cannabis market conditions in state of Massachusetts and Illinois. The Company used various Level 3 inputs and a discounted cash flow model to determine the fair value of these asset groups. Accordingly, the Company recorded an impairment loss of $13.2 million in the consolidated statements of operations.

Amortization expense for the year ended December 31, 2022 and 2021 was $2.8 million and $2.5 million respectively. Expected annual amortization expense for intangible assets subject to amortization at December 31, 2022 is as follows for each of the next five fiscal years:

Year Ending December 31,
2023	$2,892
2024	1,576
2025	444
2026	444
2027	383
Thereafter	3,867
Total Future Amortization Expense	$9,606

Goodwill

Balance, December 30, 2020	$23,155
Balance, December 31, 2021	$23,155
Acquisitions	30,800
Balance, December 31, 2022	$53,955

Goodwill as of December 31, 2022 is related to the THC Cannabis segment in which there is no accumulated impairment within this segment. Goodwill related to the CBD Wellness segment has an accumulated impairment charge of $13.4 million, which represented the entire balance and occurred during the year ended December 31, 2020. As of December 31, 2022 and 2021, all goodwill and intangibles are attributable to the THC Cannabis segment.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 7: ACQUISITIONS AND BUSINESS COMBINATIONS

There were no business combinations during the year ended December 31, 2021. A summary of business combinations completed during the year ended December 31, 2022 is as follows:

	NECC	Island (1)	Total
Cash consideration	$25,000	$—	$25,000
Note to seller	2,000	10,000	12,000
Equity consideration - common stock	18,200	6,245	24,445
Equity consideration - warrants	—	732	732
Total Consideration	$45,200	$16,977	$62,177

Assets acquired:
Cash	$—	$466	$466
Accounts receivable	—	511	511
Inventory	1,435	3,599	5,034
Prepaid expenses and other current assets	3	147	150
Property, Plant and equipment, net	16,000	1,887	17,887
Operating lease - right of use asset	—	8,418	8,418
Intangible assets	12,000	7,700	19,700
Total assets acquired	$29,438	$22,728	$52,166

Liabilities assumed:
Accounts payable	$—	$1,423	$1,423
Accrued expenses and other liabilities	—	2,342	2,342
Contract liabilities	—	3,535	3,535
Deferred tax liabilities	2,890	2,181	5,071
Lease liabilities	—	8,418	8,418
Total liabilities assumed	2,890	17,899	20,789
Estimated fair value of net assets acquired	$26,548	$4,829	$31,377

Estimated Goodwill	$18,652	$12,148	$30,800

Net Income (Loss) (2)	$(2,171)	$(10,986)	$(13,157)
Revenues (2)	$—	$(119)	$(119)
(1) The preliminary purchase price allocation for the Island acquisition is reflected in the table above and remains subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The preliminary allocation of purchase price, including the value of certain tangible and intangible assets acquired and liabilities assumed, is based on the best estimates of management and subject to revision based on the final valuations.

(2) The respective amounts are revenues and net income (loss) recognized in the consolidated statement of operations for the year ended December 31, 2022.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The following unaudited pro forma financial information presents the results of operations of the acquired entities for the years ended December 31, 2022 and 2021, as if the acquisitions had occurred as of January 1, 2022 and 2021. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	Years Ended December 31,
	2022	2021
Pro Forma Net Income (Loss)	$(53,071)	$(47,649)
Pro Forma Revenues	$120,305	$100,710

New England Cannabis Company ("NECC")

On January 28, 2022, the Company completed an acquisition for 100% of NECC (the "NECC Merger") for cash consideration of $9.0 million and 28,571,428 Class A Subordinate Voting Shares of the Company (the “SVS”) valued at $18.2 million based on the closing stock price of the SVS on the acquisition date. The acquisition increased the Company's presence in Massachusetts and the northeastern United States and provides additional opportunities for expansion in the Northeast.

In connection with the consummation of the NECC Merger on January 28, 2022, Mission Partners RE, LLC, a Delaware limited liability company wholly owned by the Company completed its acquisition of 100% of the issued and outstanding membership interests of 29 Everett Street LLC, a Massachusetts limited liability company (the “Everett LLC”) for cash consideration of $16.0 million and a promissory note of $2.0 million. The Everett LLC entity was solely comprised of property, plant and equipment that was leased to and used by NECC at the time of the transaction and consolidated into NECC operations post acquisition. The Merger and Purchase Agreement were recorded as one transaction (collectively, referred to as the "NECC Acquisitions"), as the entities were commonly owned by the same individual and the purchase of Everett LLC was contingent on the Merger with NECC.

Intangible assets acquired from NECC consist cannabis licenses which are indefinite-lived assets. As a result of the NECC Acquisitions, the Company recognized $18.7 million of goodwill to the THC Cannabis segment based on the expected synergies from combining the acquired operations with the Company's existing operations in Massachusetts. Management does not expect acquired goodwill to be deductible for tax purposes.

As part of the NECC Acquisitions, the Company incurred $0.7 million in transaction and restructuring costs, which were included in transaction and restructuring related expenses and expensed as incurred.

Island Global Holdings

On April 25, 2022, the Company completed a merger acquisition for 100% of Island Global Holdings, Inc. ("Island") for non-cash consideration as follows: (i) 8,783,716 Class A Subordinated Voting Shares valued at $6.2 million based on the closing stock price of the SVS on the acquisition date; (ii) 6% 54-month, subordinated promissory notes (the “Island Merger Notes”) in the aggregate principal amount of $10.0 million; and (iii) warrants to purchase 2,999,975 SVS at a price of $1.00 per SVS. This acquisition enhanced the Company's growing brand portfolio, including diverse lines of pre-rolls, flower and infused products.

Intangible assets acquired from Island consist of cannabis licenses, trade names and trademarks. Utilizing like licenses as a benchmark, the Company determined that the licenses acquired are indefinite-lived assets and the trade names and trademarks have a life of ten years. As a result of the Island Merger, the Company recognized $12.1 million of goodwill to the THC Cannabis segment based on the expected enhancement to the Company's existing brand portfolio across synergies. Management does not expect acquired goodwill to be deductible for tax purposes.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
As part of the Island Merger, the Company incurred $1.4 million in restructuring and transaction costs, which were included in transaction and restructuring related expenses and expensed as incurred.

Bloom Farms

On August 19, 2022, the Company completed an asset acquisition to acquire certain assets of Bloom Farms for stock consideration of 3,750,000 Class A Subordinate Voting Shares valued at $2.1 million based on the closing stock price of the SVS on the acquisition date. In addition to the contracted purchase price, the Company incurred $0.06 million in transactional costs that were capitalized as part of the asset acquisition. This transaction increased the Company's brand portfolio in the California market. The allocation of the asset acquisition cost is detailed below:

Share consideration	$2,100
Transaction costs	6
Total Purchase Price	$2,106

Assets acquired:
Accounts receivable	$508
Inventory	534
Equipment	142
Intangible assets - tradenames	922
Total assets acquired	$2,106

In addition to the consideration transferred, there is an earn-out consideration based on the actual revenue in excess of $2.1 million generated from the brands within California during the first 12 months after the closing. This earn-out consideration cannot exceed $5.0 million. As of the transaction date, it is not probable this consideration will become payable and no liability has been recognized. If the contingency becomes payable, the Company will recognize the amount in the measurement of the cost of the acquired assets. No circumstances have been identified as of December 31, 2022 that indicate the contingency will become payable.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 8: LEASES

(a)    The Company as a Lessee

The Company leases real estate for dispensaries, cultivation and production facilities, and office space which were all accounted for as operating leases as of December 31, 2022 and 2021. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Total operating lease costs were $20.8 million and $14.4 million for the years ended December 31, 2022 and 2021, respectively. Short-term lease costs during the years ended December 31, 2022 and 2021 were not material.

The below are the details of other disclosures regarding the Company's lessee transactions as of December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,931	$9,701
Non-cash additions to right-of-use assets and lease liabilities:
Recognition of right-of-use assets for operating leases	$8,547	$10,986

Weighted average remaining lease term (in years)	17.2	15.1
Weighted average discount rate	13.4%	12.2%

Maturities of lease liabilities for third-party operating leases as of December 31, 2022 were as follows:

Year Ending December 31,
2023	$18,856
2024	20,138
2025	20,525
2026	21,029
2027	21,161
Thereafter	310,956
Total lease payments	412,665
Less interest	(272,001)
Present value of lease liability	$140,664

On October 27, 2022, the Company amended its lease agreement for the Company’s facility located in Matteson, Illinois by creating an option to increase the tenant improvement allowance for the facility by between $15.0 million and $19.9 million. On November 10, 2022, the Company exercised its option and entered into a Second Amendment to Lease Agreement, increasing the tenant improvement allowance under the lease by $19.9 million; extending the term of the lease to 20 years after the amendment; increasing the base rent by $0.2 million per month (abated until April 1, 2023); and increasing the security deposit by $2.2 million, to be funded pro rata out of draws on the tenant improvement allowance.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(b)    The Company as a Lessor

The Company leases real estate and sells equipment, supplies, and intellectual property to cannabis producers in the state of Washington, Illinois and California where the Company is the lessor. Such leases in which the Company is the lessor do not contain variable lease payments or options to purchase. Lease income for operating and direct financing leases for the periods presented are as follows:

	Years Ended December 31,
	2022	2021
Real estate income:
Operating leases	$9,687	$8,396
Direct financing leases	2,673	2,783
Total real estate income	$12,360	$11,179

The Company leases buildings in Olympia, Washington, Elk Grove, Illinois and Commerce, California that are subleased or partly subleased to a third party. The subleases are classified as operating leases under ASC 842 and the underlying assets are presented in the consolidated balance sheets as of December 31, 2022 and 2021 within right-of-use asset of $36.6 million and $21.7 million, respectively, current portion of lease liability of $1.6 million and $0.3 million, respectively, and long-term lease liability of $31.9 million and $15.6 million, respectively.

The Company leases a building in Elma, Washington that is subleased a third party. This sublease is classified as a finance lease with a long term lease receivable balance of $5.6 million and a short term lease receivable balance of $3.8 million as of December 31, 2022 compared to a long term lease receivable balance of $6.7 million and a short term lease receivable balance of $3.6 million as of December 31, 2021. A reconciliation of the lease receivables for the periods presented is as follows:

	December 31, 2022	December 31, 2021
Balance, beginning of the year	$10,378	$11,045
Interest	2,673	2,783
Lease payments received	(3,630)	(3,450)
Balance, end of the period	9,421	$10,378
Less current portion	(3,810)	(3,630)
Long-term lease receivables	$5,611	$6,748

Future minimum lease payments receivable (principal and interest) on the direct financing leases are as follows:

Year Ending December 31,
2023	$3,810
2024	3,990
2025	4,170
2026	2,880
2027	—
Thereafter	—
Total minimum lease payments	14,850
Less: Interest	(5,429)
Total lease receivable	$9,421
Current portion lease receivable	(3,810)
Long-term lease receivable	$5,611

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 9: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

Terms	December 31, 2022	December 31, 2021
Secured promissory notes dated May 10, 2019, as subsequently amended, with a related party drawn in two tranches: (i) $35.0 million bearing interest at 12.75% and (ii) $10.0 million bearing interest at 14.75%, which mature on May 10, 2024	$49,807	$48,266
Convertible promissory note dated October 6, 2021, which mature on October 6, 2024 and bear interest at a rate of 6% per annum	14,843	14,641
Unsecured convertible promissory note at $0.50 per share due December 18, 2022 at 12% per annum (1)	—	2,784
Unsecured convertible promissory note at $0.50 per share due May 18, 2023 at 10% per annum (2)	3,554	3,213
Promissory note issued for the acquisition of NECC due January 7, 2023 at 10% per annum (3)(6)	519	—
Promissory note issued for the acquisition of Island due October 25, 2026 at 6% per annum (6)	10,431	—
Promissory note due February 28, 2023 at 1.5% per month (4)	3,230	—
Unsecured promissory note due September 30, 2023, monthly interest payments at 12% per annum (5)	1,730	1,709
Secured by equipment, monthly payments beginning in 2021 at 15% per annum	—	49
Various	51	151
Total Notes Payable and Convertible Notes	$84,165	$70,813

(1) On January 14, 2022, the Healthy Pharms Inc. unsecured promissory note was converted into shares at an exercise price of $0.43 per share and the Company issued 6,235,512 Class A Subordinate Voting Shares to the noteholder to settle the outstanding debt.

(2) In November 2021, the unsecured convertible note was modified to be due and payable in full on or before December 18, 2022. The Company concluded the extension resulted in a debt modification under ASC 470. In November 2022, the unsecured convertible note was amended to extend the maturity date to May 18, 2023. The Company concluded the extension resulted in a debt modification under ASC 470.

(3) On July 28, 2022, the parties amended the promissory note to provide for payment of half the principal on the initial maturity date, and the remaining principal and all accrued interest on November 15, 2022. Interest will continue at annual rate of 10%. On November 25, 2022, the note was further amended to extend the maturity date for one fourth of the principal and accrued and unpaid interest to January 7, 2023.

(4) On August 30, 2022, the Company entered into a Promissory Note Purchase Agreement with HI 4Front, LCC and Navy Capital Green Fund, LP. Under the agreement, the Company sold promissory notes totaling $3.0 million with a six-month maturity bearing 1.5% monthly interest for three months and 2% monthly interest for three months. The notes were unsecured, but would become secured if not repaid within three months.

(5) On September 16, 2022, the unsecured promissory note was modified to be due and payable in full on September 30, 2023. Interest will continue at an annual rate of 12% with payment of interest due monthly.

(6) Refer to Note 7 for further information on the acquisition related promissory notes.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50.0 million, of which $45.0 million was drawn as of December 31, 2022 in two amounts: (i) $35.0 million bearing interest at a rate of 10.25% and (ii) $10.0 million bearing interest at a rate of 12.25%. The loan matures on May 10, 2024 upon which the Company shall pay an exit fee of 20% of the remaining principal balance.

In December 2020, the loan was amended to increase the interest rate by 2.5% of which payments of the incremental interest were paid-in-kind until January 1, 2022. The Company was still required to make interest-only payments monthly of 10.25% on the initial $35.0 million and 12.25% on the final $10.0 million of the loan until January 1, 2022, when monthly interest payments rates were increased to 12.75% for the initial $33.0 million and 14.75% for the final $10.0 million for the remaining term. For the years ended December 31, 2022 and 2021, the Company recognized accrued interest of $7.0 million and $7.6 million, respectively, on the related party loan. During the years ended December 31, 2022 and 2021, the Company made $5.5 million and $4.7 million, respectively, in payments of principal and interest to the related party. See Note 16 for further discussion of this related party transaction.

May 2020 Convertible Notes

On May 14, 2020, the Company issued $5.8 million in convertible notes to existing investors in the Company which are exercisable into Class A Subordinate Voting Shares for $0.25 per share at any time at the option of the holder. The notes bear interest at 5% per annum with a maturity date of February 28, 2022. In 2021, the Company exercised the mandatory conversion feature after the Company’s stock price remained above $0.50 for 45 consecutive days. As part of issuing the convertible notes, the investors were given the right to exchange stock in the Company into separate convertible notes (swap notes). As a result, a total of 29,448,468 shares were exchanged for $13.7 million in convertible notes effective May 28, 2020.

The swap notes are convertible into Class A Subordinate Voting Shares for $0.46 per share at any time at the option of the holder and have a maturity date of May 28, 2025. The notes pay no interest if the Company’s annual revenue is greater than $15.0 million, and 3% annually otherwise. In 2021, the Company exercised the mandatory conversion feature after the Company’s stock price remains above $0.92 for 45 consecutive days. Accordingly, the Company issued 25,549,111 shares in exchange for the May 2020 Convertible Note (Swap) balance during the year ended December 31, 2021. As of December 31, 2022 and 2021, the outstanding balance on the May 2020 Convertible Notes was nil.

October 2021 Convertible Note

On October 6, 2021, the Company entered into a convertible promissory note for $15.0 million that is exercisable into Class A Subordinate Voting Shares for $1.03 per share at any time at the option of the holder. The notes bear interest at 6% per annum and mature on October 6, 2024 upon which any remaining balance is payable in cash. All accrued and unpaid interest is payable in cash on an annual basis beginning on October 6, 2022. As of December 31, 2022, payments of principal and interest totaling $1.1 million have been made for this loan. As of December 31, 2022 and 2021, the unamortized discount balance related to the October 2021 Convertible Note was $0.4 million and $0.6 million, respectively, with a remaining amortization period of 1.75 and 2.75 years, respectively. For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $1.1 million and $0.2 million, respectively, and accretion of debt discount of $0.2 million and $0.1 million, respectively, related to the October 2021 Convertible Note.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Future minimum payments on the notes payable and convertible debt are as follows:

Year Ending December 31,
2023	$9,059
2024	64,675
2025	—
2026	10,431
2027	—
Thereafter	—
Total minimum payments	84,165
Less current portion	(9,059)
Long-term portion	$75,106

Construction Finance Liability

On January 28, 2022, the Company acquired property at 29 Everett Street LLC in conjunction with the NECC Merger (see Note 7 for further details on the transaction). Concurrently, effective January 28, 2022, the Company sold a portion of the property it had acquired in the acquisition for $16.0 million. In connection with the sale of the property at Everett LLC, the Company agreed to lease the location back for cultivation, effective on January 28, 2022 with available repurchase options. This transaction did not meet the requirements of a sale leaseback transaction and as such was accounted for as a failed sale leaseback. On January 28, 2022, the Company recorded a construction finance liability for the proceeds received from the sale to recognize a liability resulting from the failed sale-leaseback transaction.

The initial term of the agreement is 20 years, with two options to extend the term for five years each. The initial monthly rent payment is equal to $0.1 million for the first year of the agreement, with 3% annual increases over the life of the agreement. As of December 31, 2022, the total finance liability associated with this transaction is $16.0 million. The total interest expense incurred during the year ended December 31, 2022 was $1.7 million.

Note 10: SHAREHOLDER'S EQUITY

The Company has authorized an unlimited number of Class A Subordinate Voting Shares (“SVS”) and Class C Multiple Voting Shares (“MVS”), all with no par value.

All share classes are included within share capital in the consolidated statements of shareholders’ equity on an as-converted basis. Each share class is entitled to notice of and to attend at any meeting of the shareholders, except a meeting of which only holders of another particular class of shares will have the right to vote. All share classes are entitled to receive dividends, as and when declared by the Company, on an as-converted basis, and no dividends will be declared by the Company on any individual class unless the Company simultaneously declares or pays dividends on all share classes. No subdivision or consolidation of any share class shall be made without simultaneously subdividing or consolidating all share classes in the same manner.

Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 30, 2020	537,575,044	1,276,208	538,851,252
Share capital issuances	55,330,352	—	55,330,352
Balance, December 31, 2021	592,905,396	1,276,208	594,181,604
Share capital issuances	49,234,671	—	49,234,671
Balance, December 31, 2022	642,140,067	1,276,208	643,416,275

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Class A Subordinate Voting Shares

Holders of Class A Subordinate Voting Shares are entitled to one vote in respect of each SVS.

Class C Multiple Voting Shares

Holders of Class C Multiple Voting Shares are entitled to 800 votes in respect of each MVS. One MVS can convert to one SVS but are not convertible until the aggregate number of MVS held by the Initial Holders (being the MVS holders on their initial issuance) are reduced to a number which is less than 50% of the aggregate number of MVS held by the Initial Holders on the date of completion of the Business Combination with Cannex.

Series	Shares outstanding as of December 31, 2022	As converted to SVS Shares
Class A - Subordinate Voting Shares	642,140,067	642,140,067
Class C - Multiple Voting Shares	1,276,208	1,276,208
	643,416,275	643,416,275

On November 23, 2020, the Company closed a brokered private placement and issued 24,644,500 Units at a price of C$0.70 per Unit for net proceeds of $11.6 million. Each Unit is comprised of one subordinate voting share of the Company and one-half of a subordinate voting share purchase warrant. Each whole warrant entitles the holder to purchase one subordinate voting share for a period of two years from the date of issuance at an exercise price of C$0.90 per subordinate voting share. The warrants met the criteria in ASC 480, and are therefore classified as derivative liabilities at fair value with changes being reported through the statement of operations. See Note 11 for warrants classified within equity. In November 2022, such warrants expired unexercised and, accordingly, the balance of derivative liabilities was nil as of December 31, 2022.

The fair value of the warrants classified as derivative liabilities was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used for the periods presented:

December 31, 2021
Share Price	C$1.27
Exercise Price	C$0.90
Expected Life	0.9 years
Annualized Volatility	46.2%
Dividend Yield	0
Discount Rate	0.4%
C$ Exchange Rate	1.27

A reconciliation of the changes in fair value of the derivative liabilities is as follows:

	For the Years Ended December 31,
	2022	2021
Balance, beginning of period	$3,502	$5,807
(Gain) loss on fair value of derivative liability	(3,502)	(832)
Change in fair value of derivative liability upon exercise of warrants	—	(1,473)
Balance, end of period	$—	$3,502

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 11: WARRANTS

A reconciliation of the beginning and ending balance of share purchase warrants outstanding is as follows:

	Number of Warrants	Weight-Average Exercise Price
Balance, December 30, 2020	42,772,992	$0.90
Exercised	(3,058,927)	0.66
Expired	(13,521,828)	1.26
Balance, December 31, 2021	26,192,237	0.75
Issued	2,999,975	1.00
Exercised	(91,436)	0.54
Expired	(22,748,498)	0.76
Balance, December 31, 2022	6,352,278	$0.82

As of December 31, 2022, the Company has the following warrants outstanding:

Warrants Outstanding		Exercise Price		Expiry Date
2,227,303	*		$0.67	January 29, 2023
2,999,975			$1.00	April 13, 2024
625,000	*	C$	0.80	October 6, 2024
500,000	*	C$	0.80	October 6, 2025
6,352,278

*Represents warrants that are exercisable as of December 31, 2022.

Note 12: NON-CONTROLLING INTERESTS

The non-controlling interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

	December 31, 2022	December 31, 2021
Summarized statements of financial position	MMA Capital	MMA Capital
Current assets	—	—
Current liabilities	—	—
Current net assets	—	—
Non-current assets	14,620	14,620
Non-current liabilities	—	—
Non-current net assets	14,620	14,620

MMA Capital
Balance, December 30, 2020	$52
Net income attributable to NCI	20
Balance, December 31, 2021	72
Net income attributable to NCI	21
Balance, December 31, 2022	$93

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 13: SHARE-BASED COMPENSATION

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

As of December 31, 2022, the Company had the 56,478,624 options exercisable and 75,626,960 options outstanding, with exercise prices ranging from C$0.10 to C$1.63. The following table summarizes the Company’s stock option activity and related information:

	Number of Options	Weighted Average Price CAD$		Weighted Average Years
Balance, December 30, 2020	50,427,065	C$	0.84	3.72
Granted	7,900,000	C$	1.62	5.00
Exercised	(2,737,326)	C$	1.04	—
Forfeited/Expired	(1,306,987)	C$	0.43	—
Balance, December 31, 2021	54,282,752	C$	0.94	2.97
Granted	35,161,000	C$	0.68	4.80
Exercised	(133,333)	C$	0.80	—
Forfeited/Expired	(13,683,459)	C$	0.96	—
Balance, December 31, 2022	75,626,960	C$	0.86	3.46

During the year ended December 31, 2022 and 2021, the Company recognized share-based compensation of $7.2 million and $10.1 million respectively. In determining the amount of share-based compensation, the Company used the Black-Scholes option pricing model to establish the fair value of options granted during the year with the following key assumptions:

	For the Years Ended December 31,
	2022	2021
Risk-Free Interest Rate	3.44%	0.87%
Expected Life (years)	3.01	5.00
Expected Annualized Volatility	82.73%	86.20%
Expected Dividend Yield	—	—

Cashless Exercises

During the year ended December 31, 2022 and 2021, the Company issued an aggregate of 51,975 and 2,228,439 Class A shares, respectively, pursuant to the exercise of 133,333 and 2,737,326 options, respectively. As part of the Company’s equity incentive plans, the Company has a cashless exercise option. The Company withheld exercised shares from the holders to cover the strike price upon issuance. The number of options exercised under the cashless method was 133,333 and 908,220, with shares withheld to cover these costs as of December 31, 2022 and 2021 being 106,666 and 508,887, resulting in total shares issued to option holders upon cashless exercise of options being 26,667 and 399,333.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 14: GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 2022 and 2021, general and administrative expenses were comprised of:

	For the Years Ended December 31,
	2022	2021
Salaries and benefits	$7,180	$5,984
Professional services	5,311	8,322
Rent and lease related expenses	13,772	9,926
Licenses, fees and taxes	1,013	1,003
Other general and administrative	4,401	2,374
Total	$31,677	$27,609

Note 15: INCOME TAXES

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

The following table sets forth the components of income tax (benefit) expense for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Net current taxes:
U.S. Federal	$12,031	$10,021
U.S. State	$2,518	$2,591
Deferred Taxes:
U.S. Federal	$(3,521)	$1,090
U.S. State	$(1,121)	$229
Total	$9,907	$13,931

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Loss before income taxes (continuing and discontinued operations)	$(36,970)	$(24,358)
Statutory tax rate	21.00%	21.00%
Expense based on statutory rates	(7,764)	(5,115)
Permanent non-deductible items	14,419	12,445
State taxes	280	2,286
Change in state rate	101	513
Change in valuation allowance	4,524	604
Canadian losses	—	(513)
Interest and penalties	2,689	2,124
Acquisition related adjustments	(6,142)	—
Lease deferred tax true-up	688	1,048
Return-to-provision	940	313
Other adjustments	172	226
Income Tax expense	$9,907	$13,931

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The following tables set forth the components of deferred income taxes as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating losses	$5,898	$1,375
Lease liabilities	16,595	26,023
Goodwill and intangible assets	1,785	—
Other	1,024	504
Total deferred tax assets	25,302	27,902
Valuation allowance	(5,898)	(1,375)
Total net deferred tax assets	19,404	26,527

Deferred tax liabilities
Property and equipment	(408)	(879)
Intangible assets	(9,338)	(5,828)
Right-of-use assets	(17,936)	(27,585)
Other	—	(84)
Total net deferred tax liabilities	(27,682)	(34,376)
Total adjusted deferred tax liabilities	$(8,278)	$(7,849)

As of December 31, 2022, the Company has gross state net operating losses of approximately $30.5 million, which begin to expire in 2029, and gross federal net operating losses of approximately $15.6 million, $85 of which expire in 2037 and the remainder can be carried forward indefinitely. Pursuant to Section 382 of the Internal Revenue Code, utilization of net operating losses may be subject to annual limitations in the event of a change in ownership of the Company. These annual limitations may result in the expiration of net operating losses prior to utilization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assesses the positive and negative evidence to determine if sufficient future taxable income will be generated to use its existing deferred tax assets. The Company has recorded a valuation allowance related to its state and federal net operating loss carryforwards as of December 31, 2022 and 2021 in the amount of $5.9 million and $1.4 million, respectively.

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company does not anticipate any significant unrecognized tax benefits to arise within the next twelve months. The Company recorded penalties and interest related to outstanding income tax liabilities in the amount of $2.7 million and $2.1 million for the period ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company has recorded $5.0 million and $2.5 million, respectively of accrued penalties and interest related to outstanding income tax liabilities – which is included within Taxes Payable on the Company’s balance sheet.

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

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 16: RELATED PARTIES

LI Lending LLC

Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to $45.0 million loan from LI Lending of which $48.3 million was outstanding as of December 31, 2021. Mr. Gontmakher, the CEO of the Company, and Roman Tkachenko, a director of the Company, each hold a 14.28% ownership interest in LI Lending. The loan matures in May 2024. Upon maturity, an exit fee of $9.0 million is payable, for a total payable at maturity of $54.0 million. $50.0 million of the loan advanced includes the notes payable and accrued interest less debt discount of $0.3 million that was outstanding as of December 31, 2022. Of the $49.8 million outstanding at December 31, 2022, $7.0 million represents interest accrued through December 31, 2022. See Note 9 for details on the outstanding note payable.

Pure Ratios

Leonid Gontmakher, Chief Executive Officer of the Company, holds an interest in an entity related to iWolf Management, LLC, an online marketing company serving the online CBD market which provided online marketing services during 2020 and 2019 for the Company’s Pure Ratios division. Pure Ratios paid $0.3 million for the year ended December 31, 2021 to this vendor for management fees, pass through marketing costs and customer service. Pure Ratios did not make any such payments during the year ended December 31, 2022.

Note 17: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of December 31, 2022, Company has not estimated a potential liability related to the possible enforcement of laws against the medical cannabis industry.

(b)    Contingent consideration payable

As part of the acquisition of Om of Medicine, LLC and Cannex’s prior acquisition of Pure Ratios, the Company is subject to contingent consideration payable to the sellers. The fair value of the contingent consideration, which is based on specific revenue levels achieved over a 2-3-year period, is as follows:

Om of Medicine
Balance, December 30, 2020	$5,496
Accretion	505
Payments and settlements	(1,201)
Notes issued	(485)
Shares issued	(722)
Reclass to accrued expenses and other current liabilities	(1,200)
Balance, December 31, 2021	$2,393
Changes in fair value	(2,393)
Balance, December 31, 2022	$—

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

OM of Medicine: The contingent consideration payable is determined as the amount in excess of gross sales of $3.4 million (for fiscal 2020 and 2021) and $3.5 million (2022) to a maximum payable of $6.9 million. During the year ended December 31, 2021, the Company determined the outstanding current contingent consideration payable of $1,200 was no longer deemed contingent and therefore reclassified the balance to accrued expenses and other current liabilities. The Company had an outstanding balance of contingent consideration of $2.4 million for the period ended December 31, 2021. However, the Company performed analyses and determined it does not anticipate the subsidiaries to reach the required milestone for the year ended December 31, 2022. As a result, the Company estimated the contingent consideration to be nil as of December 31, 2022 and recorded a gain on the fair value adjustment.

Pure Ratios: Contingent consideration of $0.8 million was earned during 2019 due to CBD sales reaching a milestone, and stock was issued to the seller with a value of $0.1 million. Per an amendment to the agreement, $0.7 million of the earned consideration was used to reduce the principal of a note receivable. In 2020, an additional $0.8 million was earned due to CBD sales and was used to pay down the note receivable. During the year ended December 31, 2021, $0.2 million due to Pure Ratios was settled through the issuance of 473,491 Class A shares.

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

In December 2021, the Company settled a dispute with an undisclosed defendant. As part of the settlement, the Company recorded a gain on the settlement of $3.8 million.

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleges that the Company has breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills' characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of December 31, 2022, this additional contingent amount is not reasonably estimable.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(d) Other Contingencies

On October 13, 2022, the Company entered into a Prepaid Forward Purchase Agreement with Frisco SPV, LLC. Under the terms of the agreement, Frisco SPV, LLC agreed to advance the Company $3.8 million in exchange for a share of the proceeds of the Company’s planned litigation against four former licensing clients. The funder’s share is equal to 1.5 multiplied by the amount of the advance, plus 35% of the proceeds of the litigation after deducting the funder’s multiple return, plus, beginning October 2024, 15% interest on the advance, if not repaid sooner. On October 21 and 25, 2022, Frisco SPV, LLC completed the funding as agreed. The funding is unsecured and non-recourse in the event the Company is unsuccessful in these proceedings. The Company recognized the $3.8 million advance received in "Other Income" on the consolidated statement of operations for the year ended December 31, 2022.

Note 18: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s notes receivable, lease receivables, contingent consideration payable, derivative liabilities, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rates of interest. These measurements were identified as Level 1 measurements, due to the proximity of fair value to carrying values. The fair value of stock options granted were estimated based on a Black-Scholes model during the years ended December 31, 2022 and 2021. The estimated fair value of the derivative liabilities, which represent warrants classified as liabilities, represent Level 3 measurements. The assumptions that the Company used in the fair valuation of derivative liabilities are disclosed in Note 13.

The following table details the fair value measurements within the fair value hierarchy of the Company's financial instruments, which includes the Level 3 liabilities:

Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$—	—
Total liabilities	$—	$—	$—	$—

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$3,502	$—	$—	$3,502
Total liabilities	$3,502	$—	$—	$3,502

There were no transfers between fair value levels for the years ended December 31, 2022 and 2021.

(a)    Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instruments related risks. The Board mitigates these risks by assessing, monitoring and approving the Company’s risk management processes.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(b)    Credit Risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, lease receivables, other receivables, and notes receivable. The risk to cash deposits is mitigated by holding these instruments with regulated financial institutions. Accounts receivable, lease receivables, notes receivables and other receivables credit risk arises from the possibility that principal and interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationships.

The Company maintains cash with federally insured financial institutions. As of December 31, 2022 and 2021, the Company exceeded federally insured limits by $10.1 million and $10.9 million, respectively. As of December 31, 2022 and 2021, the Company held an immaterial amount of cash in a Canadian trust account that is denominated in C$.

As of December 31, 2022 and 2021, the maximum credit exposure related to the carrying amounts of accounts receivable, notes receivable and lease receivables was $16.9 million and $12.7 million, respectively.

(c)    Liquidity Risk

The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due. The Company has raised capital as needed, however there is no guarantee the company will be able to continue to raise funds in the same manor it has historically.

The Company has the following gross contractual obligations as of December 31, 2022, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$26,966	$1,362	$—	$—	$28,328
Convertible notes, notes payable and accrued interest	9,059	64,675	10,431	—	84,165
Construction finance liability	—	16,000	—	—	$16,000
Total	$36,025	$82,037	$10,431	$—	$128,493
(d)    Foreign Exchange Risk

The Company is exposed to exchange rate fluctuations between United States and Canadian dollars. The Company’s share price is denominated in Canadian dollars. If the Canadian dollar declines against the United States dollar, the United States dollar amounts available to fund the Company through the exercise of stock options or warrants will be reduced. The Company also has bank accounts with immaterial balances in Canadian dollars. The value of these bank balances if converted to U.S. dollars will fluctuate. While the Company maintains a head office in Canada where it incurs expenses primarily denominated in Canadian dollars, such expenses are a small portion of overall expenses incurred by the Company. The Company does not have a practice of trading derivatives and does not engage in “natural hedging” for funds held in Canada.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 19: SEGMENT INFORMATION

Operating segments are components of the Company that engage in business activities which generate revenues and incur expenses (including intercompany revenues and expenses related to transactions conducted with other components of the Company). The operations of an operating segment are distinct, and the operating results are regularly reviewed by the chief operating decision maker (“CODM”) for the purposes of resource allocation decisions and assessing its performance. The Company's Chief Executive Officer is the Company's CODM. As of December 31, 2022, the Company had two reportable segments as follows:

•THC Cannabis – Cultivation, manufacturing, and distribution of THC cannabis; and
•CBD Wellness – Sale of CBD products to third-party consumers.

The below table presents financial results of each segment as of and for the years ended December 31, 2022 and 2021:

	2022	2021
Net Revenues
THC Cannabis	$117,545	$102,262
CBD Wellness	1,032	2,304
Total Net Revenues	$118,577	$104,566

Net (Income) Loss Attributable to Shareholders
THC Cannabis	$31,895	$13,545
CBD Wellness	(66)	1,757
Corporate	15,069	23,007
Total Net Loss	$46,898	$38,309

Assets
THC Cannabis	$343,410	$238,933
CBD Wellness	625	805
Corporate	697	15,801
Total Assets	$344,732	$255,539

Note 20: GOVERNMENT ASSISTANCE PROGRAM

The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act. During the fiscal year ended December 31, 2022 and 2021, the Company recorded and received $7.4 million and nil related to the CARES Employee Retention credit in other income on the Company’s Consolidated Statements of Operations.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 21: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2023, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Effective March 14, 2023, the Board of Directors appointed Kristopher Krane as an interim member of the Board.

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in an entity which holds a conditional adult use dispensary license in the state of Illinois. The conditional license shall convert to a state license upon regulatory approval. The transfer of the license is subject to regulatory approval. The Company is currently assessing the accounting treatment of the transaction.

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Leonid Gontmakher, certify that:
1.I have reviewed this annual report on Form 10-K of 4Front Ventures Corp.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

Date: March 30, 2023	/s/ Leonid Gontmakher
Leonid Gontmakher, Chief Executive Officer (principal executive officer)

Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Keith Adams, certify that:
1.I have reviewed this annual report on Form 10-K of 4Front Ventures Corp.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
1.designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

2.designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

3.evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

4.disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

Date: March 30, 2023	/s/ Keith Adams
Keith Adams, Chief Financial Officer (principal financial and accounting officer)

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Leonid Gontmakher, Chief Executive Officer (principal executive officer) of 4Front Ventures Corp. (the “Company”), and Keith Adams, Chief Financial Officer (principal financial and accounting officer) of the Company, each hereby certifies that, to the best of his knowledge:

1)
The Company’s Annual Report on Form 10-K for the year ended December 31, 2022, to which this certification is attached as Exhibit 32.1 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2023

/s/ Leonid Gontmakher
Leonid Gontmakher Chief Executive Officer (principal executive officer)

/s/ Keith Adams
Keith Adams Chief Financial Officer (principal financial and accounting officer)

The foregoing certifications are being furnished pursuant to 18 U.S.C. Section 1350. They are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, regardless of any general incorporation language in such filing.