Form 10-Q
period 2023-03-31
4Front Ventures Corp.
filed 2023-05-15
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 15, 2023, the registrant had 648,583,519 Class A Subordinate Voting Shares outstanding.

4Front Ventures Corp.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As of March 31, 2023 and December 31, 2022
(Amounts expressed in thousands of U.S. dollars except for share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$4,628	$15,190
Accounts receivable, net	8,492	7,391
Other receivables	191	77
Current portion of lease receivables	3,855	3,810
Inventory	27,388	25,592
Prepaid expenses and other assets	1,514	1,207
Total current assets	46,068	53,267
Property, plant, and equipment, net	55,382	56,906
Lease receivables	5,242	5,611
Intangible assets, net	30,229	30,927
Goodwill	53,955	53,955
Right-of-use assets	137,002	138,451
Deposits	5,868	5,615
TOTAL ASSETS	$333,746	$344,732
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$12,048	$12,701
Accrued expenses and other current liabilities	11,653	14,265
Taxes payable	39,176	36,577
Current portion of contract liabilities	682	369
Current portion of lease liability	3,742	4,479
Current portion of notes payable and accrued interest	7,727	9,059
Total current liabilities	75,028	77,450
Convertible notes	15,122	14,843
Notes payable and accrued interest from related party	50,129	49,807
Long term notes payable	10,599	10,456
Long term accounts payable	1,362	1,362
Contract liabilities	2,000	2,000
Construction finance liability	16,000	16,000
Deferred tax liability	8,024	8,278
Lease liability	137,503	136,185
TOTAL LIABILITIES	315,767	316,381
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (no par value, unlimited shares authorized, 643,416,275 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	304,602	304,602
Additional paid-in capital	60,431	59,411
Deficit	(347,152)	(335,755)
Equity attributable to 4Front Ventures Corp.	17,881	28,258
Non-controlling interest	98	93
TOTAL SHAREHOLDERS' EQUITY	17,979	28,351
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$333,746	$344,732

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended March 31, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended March 31,
	2023	2022
REVENUE
Revenue from sale of goods	$27,370	$23,083
Real estate income	3,006	2,965
Total revenues	30,376	26,048
Cost of goods sold	(19,388)	(12,594)
Gross profit	10,988	13,454
OPERATING EXPENSES
Selling and marketing expenses	7,038	5,109
General and administrative expenses	7,856	7,654
Depreciation and amortization	870	847
Equity based compensation	1,020	1,038
Total operating expenses	16,784	14,648
Loss from operations	(5,796)	(1,194)
Other income (expense)
Interest income	14	2
Interest expense	(3,196)	(2,620)
Change in fair value of derivative liability	—	1,300
Loss on litigation settlement	(3)	—
Other	655	56
Total other income (expense), net	(2,530)	(1,262)
Net loss before income taxes	(8,326)	(2,456)
Income tax expense	(3,066)	(3,438)
Net loss	(11,392)	(5,894)
Net income attributable to non-controlling interest	5	5
Net loss attributable to shareholders	$(11,397)	$(5,899)
Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average number of shares outstanding, basic and diluted	642,140,067	619,113,389
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
For the Three Months Ended March 31, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars except for share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2022	643,416,275	$304,602	$59,411	$(335,755)	$28,258	$93	$28,351
Share-based compensation	—	—	1,020	—	1,020	—	1,020
Net loss	—	—	—	(11,397)	(11,397)	5	(11,392)
Balance, March 31, 2023	643,416,275	$304,602	$60,431	$(347,152)	$17,881	$98	$17,979

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2021	594,181,604	$274,120	$52,197	$(288,857)	$37,460	$72	$37,532
Shares issued for NECC pursuant to acquisition	28,571,428	17,689	—	—	17,689	—	17,689
Share-based compensation	—	—	1,038	—	1,038	—	1,038
Conversion of notes to equity	6,235,512	3,122	—	—	3,122	—	3,122
Shares issued with exercise of warrants	88,659	50	—	—	50	—	50
Net loss	—	—	—	(5,899)	(5,899)	5	(5,894)
Balance, March 31, 2022	629,077,203	$294,981	$53,235	$(294,756)	$53,460	$77	$53,537
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended March 31, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,392)	$(5,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,391	1,795
Equity based compensation	1,020	1,038
Change in fair value of derivative liability	—	(1,300)
Accretion of lease liability	2,030	1,513
Accretion of debt discount	92	—
Accrued interest on convertible debenture and interest	227	279
Accrued interest on notes payable	2,352	1,973
Interest accrued - lease receivable	324	208
Deferred taxes	(254)	(687)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,101)	(2,309)
Other receivables	(114)	—
Prepaid expenses and other assets	(57)	153
Inventory	(1,796)	(3,823)
Accounts payable	(653)	—
Accrued expenses and other current liabilities	(2,612)	778
Contract liabilities	313	—
Taxes payable	2,599	3,651
Deposits	(253)	257
NET CASH USED IN OPERATING ACTIVITIES	(6,884)	(2,368)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for asset acquisitions and business combinations, net of cash received	(250)	(24,998)
Proceeds from note receivable	—	98
Purchases of property and equipment	(170)	(1,109)
NET CASH USED IN INVESTING ACTIVITIES	(420)	(26,009)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of construction financing liability	—	16,000
Proceeds from the exercise of warrants	—	50
Repayments of notes payable	(3,259)	(1,616)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,259)	14,434
NET DECREASE IN CASH	(10,563)	(13,943)
CASH, BEGINNING OF PERIOD	15,190	22,581
CASH, END OF PERIOD	$4,627	$8,638

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended March 31, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$89	$1,569
Cash paid for income taxes	$722	$1,110

Non-cash investing and financing activities:
Issuance of equity for business combinations	$—	$17,689
Exchange of convertible debt to equity	$—	$3,122
Issuance of equity to acquire property and equipment	$—	$15,238
Change in right-of-use assets and lease liabilities	$—	$77
See accompanying notes to condensed consolidated interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the British Columbia Corporations Act. The Company operates the business through two segments: THC Cannabis and CBD Wellness. As of March 31, 2023, the Company's THC Cannabis segment consists of six dispensaries and seven production and cultivation facilities across Illinois, Michigan, Massachusetts, and California. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies, and intellectual property to cannabis producers in the state of Washington. The Company’s CBD Wellness segment sells non-THC hemp derived products across the United States.

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

In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. Operating results for interim periods are not necessarily indicative of results you can expect for a full year. These financials should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Going Concern

As of March 31, 2023, the Company had cash and cash equivalents of $4.6 million and working capital deficit of $29.0 million. The Company incurred net losses of $11.4 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

Management's Estimates and Assumptions

The preparation of the Company’s financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary. Actual results may differ from these estimates. The most critical and subjective areas are discussed in detail in the notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no changes to the Company's accounting policies since the Annual Report.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the consolidated balance sheet and the consolidated statement of cash flows as of and for the year ended December 31, 2022. The reclassifications on the consolidated statement of operations for the year ended December 31, 2022 had no effect on revenues and net loss for the year ended December 31, 2022.

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

Note 2: INVENTORY

The Company’s inventories are summarized in the table below:

	March 31, 2023	December 31, 2022
Raw materials - unharvested cannabis	$3,379	$2,688
Raw materials - harvested and purchased cannabis	7,760	7,956
Packaging and other non-finished goods	2,092	2,468
Work in process - manufactured and purchased extracts	3,980	3,635
Finished goods	10,177	8,845
Total inventory	$27,388	$25,592

Note 3: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related depreciation are summarized in the table below:

	March 31, 2023	December 31, 2022
Land	$774	$774
Buildings & improvements	13,995	13,784
Construction in process	241	82
Furniture, equipment & other	19,000	19,296
Leasehold improvements	36,291	36,287
Total	$70,301	$70,223
Less: accumulated depreciation	(14,919)	(13,317)
Total property, plant, and equipment, net	$55,382	$56,906

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Depreciation expense for the three months ended March 31, 2023 and 2022 was $1.7 million and $1.2 million, respectively, of which $1.5 million and $0.9 million, respectively, is included in cost of goods sold.

Unless specifically excluded in the LI Lending note, all property, plant, and equipment is secured by LI Lending as collateral on the LI Lending note (Note 7).

On October 27, 2022, the Company amended its lease agreement for the Company’s facility located in Matteson, Illinois by creating an option to increase the tenant improvement allowance for the facility between $15.0 million and $19.9 million. On November 10, 2022, the Company exercised its option and entered into a Second Amendment to Lease Agreement, increasing the tenant improvement allowance under the lease by $19.9 million; extending the term of the lease to 20 years after the amendment; increasing the base rent by $0.2 million per month (abated until April 1, 2023); and increasing the security deposit by $2.2 million, to be funded pro rata out of draws on the tenant improvement allowance.

Note 4: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non-Compete Agreements	Know-How	Tradenames and Trademarks	Total
Gross Carrying Amount, March 31, 2023 and December 31, 2022	$25,662	$2,900	$249	$9,700	$2,022	$40,533

Accumulated Amortization, December 31, 2022	$—	$(2,393)	$(249)	$(6,628)	$(336)	$(9,606)
Amortization Expense	—	(145)	—	(485)	(68)	(698)
Accumulated Amortization, March 31, 2023	$—	$(2,538)	$(249)	$(7,113)	$(404)	$(10,304)

During the three months ended March 31, 2023, the Company entered into an agreement to acquire a dispensary license from Euphoria, LLC. Refer to Note 5 for further details on the transaction.

Impairment of Intangible Assets and Goodwill

Goodwill as of March 31, 2023 is related to the THC Cannabis segment in which there is no accumulated impairment within this segment. Goodwill related to the CBD Wellness segment has an accumulated impairment charge of $13.4 million, which represented the entire balance and occurred during the year ended December 31, 2020. As of March 31, 2023 and December 31, 2022, all goodwill and intangibles are attributable to the THC Cannabis segment. The balance of goodwill remained unchanged at $54.0 million as of March 31, 2023 and December 31, 2022.

Goodwill and infinite lived assets are assessed on an annual basis for impairment, or more frequently, if circumstances indicate an impairment to the carrying value may have occurred. As of March 31, 2023, the Company believes the carrying amounts of the long-lived assets, including finite-lived intangible assets (licenses), are recoverable and there were no events or circumstances that indicated impairment. However, if adverse events were to occur or circumstances were to change indicating the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 5: ASSET ACQUISITIONS

Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC ("Euphoria") for a total purchase price of $4.5 million to be paid in cash, promissory notes, and Class A Subordinate Voting Shares. Euphoria holds a conditional adult use dispensary license in the state of Illinois which shall convert to a state license upon regulatory approval. The transfer of the license is subject to regulatory approval. Of the total purchase price of $4.5 million, the Company has paid $0.3 million in cash as of March 31, 2023. In certain events as defined in this agreement, such as, but not limited to the inability to obtain regulatory approval, all consideration paid by the Company to the sellers are refundable. Subsequent to the balance sheet date, the Company issued 2,308,952 Class A Subordinate Voting Shares valued at $0.4 million based on the closing stock price of the SVS on the issuance date. The remaining consideration will be due upon regulatory approval at the closing date. In the event of termination by the Company under certain circumstances, the Company shall pay a breakup fee of $3.5 million to the sellers, less any potion of the purchase price already paid. Conversely, in the event of termination by the sellers under certain circumstances, the sellers shall pay a breakup fee of $3.5 million to the Company.

Note 6: LEASES

The Company as a Lessor:

Lease income for operating and direct financing leases for the periods presented are as follows:

	Three Months Ended March 31,
	2023	2022
Real estate income:
Operating leases	$2,384	$2,273
Direct financing leases	622	692
Total real estate income	$3,006	$2,965

The Company leases buildings in Olympia, Washington, Elk Grove, Illinois and Commerce, California that are subleased or partly subleased to a third party. The subleases are classified as operating leases under ASC 842. The underlying assets are presented in the condensed consolidated balances sheets as follows:

	March 31, 2023	December 31, 2022
Right-of-use assets	$36,060	$36,596
Current portion of lease liability	$1,610	$1,568
Long-term portion of lease liability	$31,629	$31,904

The Company also leases a building in Elma, Washington that is subleased to a third party. This sublease is classified as a finance lease. A reconciliation of the lease receivables is as follows:

	March 31, 2023	December 31, 2022
Balance, December 31, 2022	$9,421	$10,378
Interest	621	2,673
Lease payments received	(945)	(3,630)
Balance, March 31, 2023	9,097	9,421
Less current portion	(3,855)	(3,810)
Long-term lease receivables	$5,242	$5,611

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 7: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

Terms	March 31, 2023	December 31, 2022
Secured promissory notes dated May 10, 2019, as subsequently amended, with a related party drawn in two tranches: (i) $35.0 million bearing interest at 12.75% and (ii) $10.0 million bearing interest at 14.75%, which mature on May 10, 2024	$50,129	$49,807
Convertible promissory note dated October 6, 2021, which mature on October 6, 2024 and bear interest at a rate of 6% per annum	15,122	14,843
Unsecured convertible promissory note at $0.50 per share due December 18, 2023 at 12% per annum through May 2023 and 14% per annum through December 2023	3,721	3,554
Promissory note issued for the acquisition of NECC due January 7, 2023 at 10% per annum	—	519
Promissory note issued for the acquisition of Island due October 25, 2026 at 6% per annum	10,579	10,431
Secured promissory note due February 28, 2023 at 1.5% monthly interest for three months and 2% monthly interest for three months (1)	2,254	3,230
Unsecured promissory note due September 30, 2023, monthly interest payments at 12% per annum	1,730	1,730
Various	43	51
Total Notes Payable and Convertible Notes	$83,577	$84,165

(1) The Company is in default of the secured promissory note as of March 31, 2023. Management is renegotiating terms of the promissory note as of the date of these consolidated financial statements.

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50.0 million, of which $43.0 million was drawn as of March 31, 2023 in two amounts: (i) $35.0 million bearing interest at a rate of 10.25% and (ii) $10.0 million bear interest at a rate of of 12.25%. The loan matures on May 10, 2024 upon the Company shall pay an exit fee of 20% of the remaining principal balance.

In April 2020, the loan was amended to release certain assets previously held as collateral and to make principal prepayments totaling $2.0 million applied to the initial $35.0 million amount, decreasing the principal balance to $33.0 million. In December 2020, the loan was amended to increase the interest rate by 2.5% of which payments of the incremental interest were paid-in-kind until January 1, 2022. The Company was still required to make interest-only payments monthly of 10.25% on the initial $33.0 million and 12.25% on the final $10.0 million of the loan until January 1, 2022, when monthly interest rates were increased to 12.75% for the initial $35.0 million and 14.75% for the final $10.0 million for the remaining term.

For the three months ended March 31, 2023 and 2022, the Company recognized accrued interest expense of $1.9 million and $1.9 million, respectively, on the related party loan. During the three months ended March 31, 2023 and 2022, the Company made $1.6 million and $1.5 million, respectively, in payments of principal and interest to the related party. See Note 12 for further discussion of this related party transaction.

October 2021 Convertible Note

On October 6, 2021, the Company entered into a convertible promissory note for $15.0 million that is exercisable into Class A Subordinate Voting Shares for $1.03 per share at any time at the option of the holder. The notes bear interest at 6% per annum and mature on October 6, 2024 upon which any remaining balance is payable in cash. All accrued and unpaid interest is payable in cash on an annual basis beginning on October 6, 2022. As of March 31, 2023, payments of principal and interest totaling $1.1 million have been made for this loan. As of March 31, 2023 and December 31, 2022, the unamortized discount balance related to the October 2021 Convertible Note was $0.3 million and $0.4 million, respectively, with a remaining amortization period of 1.5 and 1.75 years, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $0.2 million and $0.3 million, respectively, and accretion of debt discount of $0.1 million and $0.1 million, respectively, related to the October 2021 Convertible Note.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 8 : SHAREHOLDERS' EQUITY

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

Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2022	642,140,067	1,276,208	643,416,275
Balance, March 31, 2023	642,140,067	1,276,208	643,416,275

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

Series	Shares outstanding as of March 31, 2023
Class A - Subordinate Voting Shares	642,140,067
Class C - Multiple Voting Shares	1,276,208
643,416,275

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 9: WARRANTS

A reconciliation of the beginning and ending balance of share purchase warrants outstanding is as follows:

	Number of Warrants	Weight-Average Exercise Price
Balance, December 31, 2022	6,352,278	$0.82
Expired	(2,227,303)	0.67
Balance, March 31, 2023	4,124,975	$0.89

As of March 31, 2023, the Company had the following warrants outstanding:

Warrants Outstanding		Exercise Price		Expiration Date
2,999,975			$1.00	April 13, 2024
625,000	*	C$	0.80	October 6, 2024
500,000	*	C$	0.80	October 6, 2025
4,124,975

*Represents warrants that were exercisable as of March 31, 2023.

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

As of March 31, 2023, the Company had 51,999,458 options exercisable and 64,168,626 options outstanding, with exercise prices ranging from C$0.10 to C$1.63. The following table summarizes the Company’s stock option activity and related information:

	Number of Options	Weighted Average Price CAD$	Weighted Average Years
Balance, December 31, 2022	75,626,960	$0.86	3.46
Forfeited/Expired	(11,458,334)	$0.65	—
Balance, March 31, 2023	64,168,626	$0.83	2.94

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
During the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation of $1.0 million and $1.0 million. No options were granted for the three months ended March 31, 2023. In determining the amount of equity-based compensation during the period ended March 31, 2022, the Company used the Black-Scholes option pricing model to establish the fair value of options granted with the following key assumptions:

Three Months Ended March 31,
2022
Risk-Free Interest Rate	2.42%
Expected Life	5.00 years
Expected Annualized Volatility	71.30%
Forfeiture rate	—%
Expected Dividend Yield	—%

Note 11: INCOME TAXES

The following table summarizes the Company's income tax expense:

	For the Three Months Ended March 31,
	2023	2022
Net loss before income taxes	$(8,326)	$(2,456)
Income tax expense	$(3,066)	$(3,438)

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

The effective tax rate for the three months ended March 31, 2023 varies from the three months ended March 31, 2022 primarily due to the change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant permanent book-to-tax differences that may not necessarily correlate with pre-tax income or loss.

The Company files income tax returns in the US and various state jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item on these returns. The corporate statute of limitations for these jurisdictions remains open for the 2019 tax year to the present.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 12: RELATED PARTIES

LI Lending LLC

Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to $50.0 million loan from LI Lending, of which $43.0 million was drawn as of March 31, 2023. Mr. Gontmakher, the CEO of the Company, and Roman Tkachenko, a director of the Company, each hold a 14.28% ownership interest in LI Lending. The loan matures in May 2024. Upon maturity, an exit fee of $9.0 million is payable, for a total payable at maturity of $54.0 million. $50.3 million of the loan advanced includes the notes payable and accrued interest less debt discount of $0.2 million that was outstanding as of March 31, 2023. Of the $50.1 million outstanding at March 31, 2023, $7.3 million represents interest accrued through March 31, 2023. See Note 7 for details on the outstanding note payable.

Note 13: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of March 31, 2023, Company has not estimated a potential liability related to the possible enforcement of laws against the medical cannabis industry.

(b)    Legal Matters

From time to time, the Company may be involved in certain disputes arising in the ordinary course of business. Such disputes, taken in the aggregate, are not expected to have a material adverse effect on the Company. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of March 31, 2023, this additional contingent amount is not reasonably estimable.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 14: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s notes receivable, lease receivables, derivative liabilities, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rates of interest. These measurements were identified as Level 1 measurements, due to the proximity of fair value to carrying values. The fair value of stock options granted were estimated based on a Black-Scholes model. The estimated fair value of the derivative liabilities, which represent warrants classified as liabilities, represent Level 3 measurements.

In November 2022, the warrants issued in connection with the November 2020 private placement had expired unexercised and, accordingly, the balance of derivative liabilities was nil. As of March 31, 2023 and December 31, 2022, the Company did not have any derivatives valued within the fair value hierarchy. For the three months ended March 31, 2022, changes in fair value of the derivative liabilities measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

For the Three Months Ended March 31,
2022
Balance, beginning of period	$3,502
Gain on fair value of derivative liability	(1,300)
Balance, end of period	$2,202

There were no transfers between fair value levels for the three months ended March 31, 2023 and the year ending December 31, 2022.

(a)    Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instruments related risks. The Company's board of directors mitigate these risks by assessing, monitoring and approving the Company’s risk management processes.

(b)    Credit Risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, accounts receivable, lease receivables, and other receivables. The risk to cash deposits is mitigated by holding these instruments with regulated financial institutions. Accounts receivable, lease receivables, and other receivables credit risk arises from the possibility that principal and interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationships.

The Company maintains cash with federally insured financial institutions. As of March 31, 2023 and December 31, 2022, the Company exceeded federally insured limits by $0.7 million and $10.1 million, respectively. The Company has historically not experienced any losses in such accounts. As of March 31, 2023 and December 31, 2022, the Company held an immaterial amount of cash in a Canadian account that is denominated in C$.

As of March 31, 2023 and December 31, 2022, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivable, and lease receivables was $17.8 million and $16.9 million, respectively.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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

The Company has the following gross contractual obligations as of March 31, 2023, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$23,701	$1,362	$—	$—	$25,063
Convertible notes, notes payable and accrued interest	7,727	75,850	—	—	83,577
Construction finance liability	—	16,000	—	—	16,000
Total	$31,428	$93,212	$—	$—	$124,640

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 15: SEGMENT INFORMATION

As of March 31, 2023, the Company had two reportable segments as follows:

•THC Cannabis – Cultivation, manufacturing, and distribution of THC cannabis; and
•CBD Wellness – Sale of CBD products to third-party consumers.

The below table presents financial results of each segment for the three months ended March 31, 2023 and 2022, as well as total assets as of March 31, 2023 and December 31, 2022:

	Three Months Ended March 31,
	2023	2022
Net Revenues
THC Cannabis	$30,160	$25,783
CBD Wellness	216	265
Total Net Revenues	$30,376	$26,048

Net (Income) Loss Attributable to Shareholders
THC Cannabis	$6,229	$2,467
CBD Wellness	(14)	(15)
Corporate	5,182	3,447
Total Net Loss	$11,397	$5,899

	March 31, 2023	December 31, 2022
Assets
THC Cannabis	$332,257	$343,410
CBD Wellness	709	625
Corporate	780	697
Total Assets	$333,746	$344,732

Note 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2023, which is the date these consolidated interim financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

In April 2023, the Company issued 2,308,952 Class A Subordinate Voting Shares valued at $0.4 million based on the closing stock price of the SVS on the issuance date as part of the Membership Interest Purchase Agreement to acquire Euphoria, LLC. Refer to Note 5 for additional discussion.

In April 2023, the Board of Directors approved the settlement of $0.7 million of payables through the issuance of 4,062,500 Class A Subordinate Voting Shares to one of its service providers. The SVS shares were issued on May 10th at a price of $0.16 (or C$0.218) per share. The Board also approved a second payables settlement of an immaterial amount through the issuance of 625,000 purchase warrants of the Company (each, a "Warrant") to another service provider. Each Warrant will be exercisable at C$0.23 into one Class A Subordinate Voting Share for a period of four years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Investors should read the following discussion in conjunction with the unaudited financial statements and notes thereto included under Part 1, Item 1 of this Quarterly Report on Form 10-Q. In addition, investors should refer to our audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information about the Company that is intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1955. Forward-looking statements are statements that are not historical facts. Words such as "guidance," "expect," "will," "may," “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” and similar expressions are intended to identify forward-looking statements. There statements include information regarding our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materiality from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot assure investors that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations are acts of war or terrorism and the impact on the social and economic conditions in the United States, and changes in the legalization of marijuana across the United States. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commissions, including our Annual Report on Form 10-K for the year ended December 31, 2022. New risk factors emerge over time and it is not possible to predict all such risk factors, or to assess the impact such risk factors have on the business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

Overview

4Front Ventures Corp. ("4Front", the "Company", "we" or "our") has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, the Company operates six dispensaries and seven production and cultivation facilities in Massachusetts, Illinois, Michigan, and California as of March 31, 2023. The Company's six "MISSION" branded dispensaries are located in: Brookline, MA; Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; Calumet City, IL; and Ann Arbor, MI. The Company's seven cultivation and production assets differ by state as detailed in our Annual Report on Form 10-K for the year ended December 31, 2022.

4Front operations are structured in key geographic locations across the United States to scale operations efficiently and position the company for future growth opportunities as cannabis legalization efforts continue across the U.S. and federally. Management intends to continue scaling operations in Illinois and Massachusetts to increase its market share. The Company has made significant investments in manufacturing facilities in each of these locations. In January 2022, the Company acquired a new cultivation facility in Holliston, MA in the New England Cannabis Corporation ("NECC") acquisition, which doubled the Company's cultivation footprint in the Massachusetts market. The Company has continued to expand it's footprint in the Illinois market with the development of the Matteson facility which is currently in progress. Additionally, the company ended into an agreement to purchase a cannabis license to enable the Company to open an additional dispensary in the state of Illinois. In addition to scaling and driving operational effectiveness, the Company will also focus on developing trusted brand products to grow revenue, build customer loyalty and market share.

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

Recent Developments

Asset Acquisition of Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC which holds a conditional adult use dispensary license in the state of Illinois. Please see Note 5 of the financial statements for a full description of the transaction.

Management Changes

Effective March 14, 2023, the Board of Directors appointed Kristopher Krane as an interim member of the Board. Mr. Krane has continued to serve as a strategic advisor to the Company since stepping down as 4Front Cofounder and President of Mission Dispensaries after more than a decade with the business.

Critical Accounting Policies and use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Critical accounting policies and estimates are identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2023 Compared With Three Months Ended March 31, 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue from Sale of Goods	$27,370	$23,083	$4,287	19%
Real Estate Income	3,006	2,965	41	1%
Total Revenues	30,376	26,048	4,328	17%
Cost of Goods Sold	(19,388)	(12,594)	(6,794)	54%
Gross Profit	10,988	13,454	(2,466)	18%
Total Operating Expense	16,784	14,648	2,136	15%
Loss from Operations	(5,796)	(1,194)	(4,602)	385%
Total Other Expense, net	(2,530)	(1,262)	(1,268)	(101)%
Net Loss Before Income Taxes	(8,326)	(2,456)	(5,870)	239%
Income Tax Expense	(3,066)	(3,438)	372	11%
Net Loss	$(11,392)	$(5,894)	$(5,498)	93%

Revenue from Sale of Goods

Revenue from sale of goods for the three months ended March 31, 2023 was $27.4 million, an increase of $4.3 million or 19% compared to the three months ended March 31, 2022. Refer to the segment discussion below for specific revenue drivers quarter over quarter.

Real Estate Income

Real estate income from leasing cannabis production facilities for the three months ended March 31, 2023 was $3.0 million, which remained materially consistent compared to the $3.0 million recognized for the three months ended March 31, 2022.

Revenue in the reportable segments from which we operate is as follows:

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
THC Cannabis	$30,160	$25,783	$4,377	17%
CBD Wellness	216	265	(49)	18%
Total Net Revenues	$30,376	$26,048	$4,328	17%

Net revenues for the THC cannabis segment were $30.2 million for the three months ended March 31, 2023, an increase of $4.4 million or 17%, compared to the three months ended March 31, 2022. The increase was due to increased production at the Company's manufacturing facility in Commerce, CA resulting in increased sales of $3.6 million coupled with increased revenue of $2.4 million in the Massachusetts market offset by declines in revenue in Illinois operations driven by price compression.

Net revenues for the CBD wellness segment were materially consistent for the three months ended March 31, 2023 and 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 was $19.4 million, an increase of $6.8 million or 54% compared to $12.6 million for the three months ended March 31, 2022. Due to the economic environment as well as cannabis market and regulations in the first quarter of 2023, the Company has experienced an increase in the direct cost of labor and materials, indirect costs such as utilities and supplies used in the growing process, and indirect labor costs for individuals involved in the growing, quality control and inventory processes, as well as certain facility costs.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $11.0 million, or 36% of revenue, compared to $13.5 million, or 52% of revenue, for the three months ended March 31, 2022. The decrease in gross profit percentage of 15% was primarily due to increase in cost of goods sold as described above coupled with pricing compression across the Company's markets which has been mitigated by increases in retail sell-through of the Company-owned produced products in Massachusetts. Improvements in flower yields and quality led to increases in revenue, market share, and gross margin in Massachusetts for the three months ended March 31, 2023. In fiscal first quarter of 2023, the Company’s wholesale segment, an inherently lower margin business, represented a larger percentage of revenue as compared to prior period, adding to the overall decline in gross margin.

Total Operating Expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses, depreciation and amortization, and equity based compensation expense. Total operating expenses for the three months ended March 31, 2023 was $16.8 million, an increase of $2.1 million or 15%, as compared to the three months ended March 31, 2022. This increase was primarily due to an increase in selling and marketing expenses as a result of increased marketing efforts related to the expansion of its brand and products portfolio resulting from the launch of new products and expansion of the Island and Bloom brands across company operations.

Total Other Income (Expense), net

Other income (expense) consists primarily of interest expense, change in fair value of derivative liability, loss on litigation settlement, and other income. Total other expense for the three months ended March 31, 2023 was $2.5 million, as compared to $1.3 million for the three months ended March 31, 2022. The increase of $1.3 million was primarily due to an increase in interest expense as a result of the promissory notes related to the NECC and Island acquisitions during fiscal year 2022, in addition to a $1.3 million gain on change in fair value of derivative liability in 2022 which did not reoccur in the current period.

Net Loss

Net loss for the three months ended March 31, 2023 was $11.4 million, compared to $5.9 million for the three months ended March 31, 2022. The increase in net loss for the three months ended March 31, 2023 was primarily due to the decline in gross profit and other factors described above.

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

The following table reconciles Net Loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net loss before NCI (GAAP)	$(11,392)	$(5,894)
Interest income	(14)	(2)
Interest expense	3,196	2,620
Income tax expense	3,066	3,438
Depreciation and amortization	2,391	1,795
EBITDA (Non-GAAP)	$(2,753)	$1,957

Equity based compensation	1,020	1,038
Change in fair value of derivative liability	—	(1,300)
Loss on litigation settlement	3	—
Sale leaseback related interest expense and non-cash operating lease amortization	1,475	1,389
Operating lease expense in IL facility build-out phase	2,972	1,912
Acquisition, transaction, and other non-cash costs	798	2,421
Adjusted EBITDA (Non-GAAP)	$3,515	$7,417

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
•Non-cash changes in fair value of derivative liability;
•Loss recognized on litigation settlements;
•Sale leaseback related interest expense and non-cash operating lease amortization;
•Operating lease expense incurred at non-operational facilities during construction build-out phase; and
•Acquisition, transaction, and other non-cash costs, which vary significantly by transactions and are excluded to evaluate ongoing operating results.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had total current liabilities of $75.0 million and $77.5 million, respectively, and current assets of $46.1 million and $53.3 million, respectively, to meet our current obligations. As of March 31, 2023 and December 31, 2022, we had a working capital deficit of $29.0 million compared to $24.2 million. The decline in working capital of $4.8 million was driven primarily by a decrease in cash and an increase in accounts receivable and inventory due to the Company's expanded operations resulting from the mergers and acquisitions completed during fiscal year 2022, offset by a decrease in accrued expenses. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

Cash Flows

Net Cash Used in Operations

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2023, an increase of $4.5 million as compared to $2.4 million of net cash used in operating activities for the three months ended March 31, 2022. The increase in spend was primarily attributable to the overall scaling of the Company's California and Illinois operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2023, a decrease of $25.6 million as compared to $26.0 million of cash used in investing activities for the three months ended March 31, 2022. The decrease was primarily attributable to the $25.0 million cash paid for the NECC acquisition during the three months ended March 31, 2022 versus $0.3 million cash paid for the Euphoria transaction in the current period.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2023, a decrease of $17.7 million as compared to $14.4 million of cash provided by financing activities for the three months ended March 31, 2022. The decrease was primarily attributable to proceeds from the construction finance liability of $16.0 million associated with the NECC acquisition during the three months ended March 31, 2022. This was partially offset by repayments of notes payable during the three months ended March 31, 2023 of $3.3 million and compared to $1.6 million paid in the prior period. Refer to Note 7 for additional discussion.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of March 31, 2023, this additional contingent amount is not reasonably estimable.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The Company advanced its annual shareholder meeting from December to June, and will hold its annual shareholder meeting on June 29, 2023.

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

4FRONT VENTURES CORP.

Date: May 15, 2023	By:	/s/ Leonid Gontmakher
Leonid Gontmakher
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Keith Adams
Keith Adams
Chief Financial Officer
(Principal Financial Officer)