Form 10-Q
period 2023-06-30
4Front Ventures Corp.
filed 2023-08-15
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-56075

4Front Ventures Corp.
(Exact name of registrant as specified in its charter)

British Columbia	83-4168417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7010 E. Chauncey Lane
Suite 235
Phoenix, Arizona 85054
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

As of August 15, 2023, the registrant had 648,583,519 Class A Subordinate Voting Shares outstanding.

4Front Ventures Corp.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As of June 30, 2023 and December 31, 2022
(Amounts expressed in thousands of U.S. dollars except for share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$5,350	$15,190
Accounts receivable, net	10,141	7,391
Other receivables	245	77
Current portion of lease receivables	3,900	3,810
Inventory	25,365	25,592
Prepaid expenses and other assets	2,442	1,207
Total current assets	47,443	53,267
Property, plant, and equipment, net	55,482	56,906
Lease receivables	4,851	5,611
Intangible assets, net	29,531	30,927
Goodwill	53,926	53,955
Right-of-use assets	135,577	138,451
Deposits	3,696	5,615
TOTAL ASSETS	$330,506	$344,732
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$14,724	$12,701
Accrued expenses and other current liabilities	13,069	14,265
Taxes payable	41,194	36,577
Current portion of contract liabilities	639	369
Current portion of lease liability	3,638	4,479
Current portion of notes payable and accrued interest	7,946	9,059
Total current liabilities	81,210	77,450
Convertible notes	15,398	14,843
Notes payable and accrued interest from related party	50,451	49,807
Long term notes payable	10,744	10,456
Long term accounts payable	1,733	1,362
Contract liabilities	2,000	2,000
Construction finance liability	16,000	16,000
Deferred tax liability	7,614	8,278
Lease liability	137,530	136,185
TOTAL LIABILITIES	322,680	316,381
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (no par value, unlimited shares authorized, 649,859,727 and 643,416,275 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	305,699	304,602
Additional paid-in capital	60,645	59,411
Deficit	(358,621)	(335,755)
Equity attributable to 4Front Ventures Corp.	7,723	28,258
Non-controlling interest	103	93
TOTAL SHAREHOLDERS' EQUITY	7,826	28,351
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$330,506	$344,732

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Revenue from sale of goods	$27,696	$25,488	$55,066	$48,571
Real estate income	3,000	2,951	6,006	5,916
Total revenues	30,696	28,439	61,072	54,487
Cost of goods sold	(21,100)	(16,123)	(40,488)	(28,717)
Gross profit	9,596	12,316	20,584	25,770
OPERATING EXPENSES
Selling and marketing expenses	6,748	6,384	13,786	11,493
General and administrative expenses	7,533	6,556	15,389	14,210
Depreciation and amortization	866	1,123	1,736	1,970
Share-based compensation	214	390	1,234	1,428
Transaction and restructuring related expenses	17	2,009	17	2,009
Total operating expenses	15,378	16,462	32,162	31,110
Loss from operations	(5,782)	(4,146)	(11,578)	(5,340)
Other income (expense)
Interest income	7	—	21	2
Interest expense	(3,075)	(3,418)	(6,271)	(6,038)
Change in fair value of derivative liability	—	1,774	—	3,074
Gain on contingent consideration payable	—	2,393	—	2,393
Loss on litigation settlement	—	—	(3)	—
Other	(663)	(107)	(8)	(51)
Total other income (expense), net	(3,731)	642	(6,261)	(620)
Net loss before income taxes	(9,513)	(3,504)	(17,839)	(5,960)
Income tax expense	(1,951)	(3,042)	(5,017)	(6,480)
Net loss	(11,464)	(6,546)	(22,856)	(12,440)
Net income attributable to non-controlling interest	5	5	10	10
Net loss attributable to shareholders	$(11,469)	$(6,551)	$(22,866)	$(12,450)
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	646,690,827	636,653,975	644,415,447	628,175,765
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
For the Six Months Ended June 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars except for share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2022	643,416,275	$304,602	$59,411	$(335,755)	$28,258	$93	$28,351
Share-based compensation	—	—	1,020	—	1,020	—	1,020
Net loss	—	—	—	(11,397)	(11,397)	5	(11,392)
Balance, March 31, 2023	643,416,275	$304,602	$60,431	$(347,152)	$17,881	$98	$17,979
Share-based compensation	—	—	214	—	214	—	214
Shares issued for asset acquisition	2,380,952	447	—	—	447	—	447
Shares issued to settle payables	4,062,500	650	—	—	650	—	650
Net loss	—	—	—	(11,469)	(11,469)	5	(11,464)
Balance, June 30, 2023	649,859,727	$305,699	$60,645	$(358,621)	$7,723	$103	$7,826

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
For the Six Months Ended June 30, 2023 and 2022
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

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended June 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,856)	$(12,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,878	4,689
Equity based compensation	1,234	1,428
Change in fair value of derivative liability	—	(3,074)
Accretion of lease liability	3,378	2,803
Change in contingent consideration payable	—	(2,393)
Accretion of debt discount	185	—
Accrued interest on convertible debenture and interest	452	564
Accrued interest on notes payable	4,671	3,614
Interest accrued - lease receivable	670	432

Deferred taxes	(663)	(965)
Adjustment to goodwill	29	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,750)	(3,022)
Other receivables	(168)	256
Prepaid expenses and other assets	(538)	(318)
Inventory	227	(5,302)
Accounts payable	3,044	4,260
Accrued expenses and other current liabilities	(1,195)	679
Contract liabilities	270	—
Taxes payable	4,617	5,683
Deposits	319	222
NET CASH USED IN OPERATING ACTIVITIES	(4,196)	(2,884)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for asset acquisitions and business combinations, net of cash received	(250)	(24,540)
Proceeds from note receivable	—	109
Purchases of property and equipment	(460)	(2,249)
NET CASH USED IN INVESTING ACTIVITIES	(710)	(26,680)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	—	(412)
Proceeds from issuance of construction financing liability	—	16,000
Proceeds from the exercise of warrants	—	50
Proceeds from the exercise of stock options	—	33
Repayments of notes payable	(4,934)	(2,656)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,934)	13,015
NET DECREASE IN CASH	(9,840)	(16,549)
CASH, BEGINNING OF PERIOD	15,190	22,581
CASH, END OF PERIOD	$5,350	$6,032

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended June 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$114	$3,174
Cash paid for income taxes	$1,064	$2,100

Non-cash investing and financing activities:
Issuance of equity for business combinations	$—	$24,445
Issuance of warrants for business acquisition	$—	$732
ROU assets and lease liabilities acquired through business acquisition	$—	$10,227
Issuance of equity for asset acquisition	$447	$—
Shares issued to settle payables	$650	$—
Property, plant and equipment acquired through business combination	$—	$17,452
Issuance of note payable for business combination	$—	$12,000
Note payable acquired through business combination	$—	$245
Inventory acquired through business combination	$—	$3,285
Issuance of Debt to acquire property and equipment	$—	$14
Inventory acquired through issuance of note payable	$—	$163
Note payable issued to satisfy accrued expenses	$—	$961
Termination of new right-of-use assets and lease liabilities	$—	$2,020
See accompanying notes to condensed consolidated interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the British Columbia Corporations Act. The Company operates the business through two segments: THC Cannabis and CBD Wellness. As of June 30, 2023, the Company's THC Cannabis segment consists of six dispensaries and seven production and cultivation facilities across Illinois, Michigan, Massachusetts, and California. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies, and intellectual property to cannabis producers in the state of Washington. The Company’s CBD Wellness segment sells non-THC hemp derived products across the United States.

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

Going Concern

As of June 30, 2023, the Company had cash and cash equivalents of $5.4 million and working capital deficit of $33.8 million. The Company incurred net losses of $11.5 million and $6.5 million for the three months ended June 30, 2023 and 2022, respectively, and $22.9 million and $12.4 million for the six months ended June 30, 2023 and 2022, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements”, which require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset. It also requires such leasehold improvements to be accounted for as a transfer between entities under common control through an adjustment to entity if, and when, the lessee no longer controls the use of the underlying asset. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2023-01 on the consolidated financial statements.

Note 2: INVENTORY

The Company’s inventories are summarized in the table below:

	June 30, 2023	December 31, 2022
Raw materials - unharvested cannabis	$4,032	$2,688
Raw materials - harvested and purchased cannabis	7,372	7,956
Packaging and other non-finished goods	27	2,468
Work in process - manufactured and purchased extracts	3,276	3,635
Finished goods	10,658	8,845
Total inventory	$25,365	$25,592

Note 3: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related depreciation are summarized in the table below:

	June 30, 2023	December 31, 2022
Land	$774	$774
Buildings & improvements	13,446	13,784
Construction in process	2,657	82
Furniture, equipment & other	18,916	19,296
Leasehold improvements	36,297	36,287
Total	$72,090	$70,223
Less: accumulated depreciation	(16,608)	(13,317)
Total property, plant, and equipment, net	$55,482	$56,906

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Depreciation expense for the three months ended June 30, 2023 and 2022 was $1.8 million and $2.2 million, respectively, of which $1.6 million and $1.8 million, respectively, is included in cost of goods sold. Depreciation expense for the six months ended June 30, 2023 and 2022 was $3.5 million and $3.4 million, respectively, of which $3.1 million and $2.7 million, respectively, is included in cost of goods sold.

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

Note 4: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non-Compete Agreements	Know-How	Tradenames and Trademarks	Total
Gross Carrying Amount, June 30, 2023 and December 31, 2022	$25,662	$2,900	$249	$9,700	$2,022	$40,533

Accumulated Amortization, December 31, 2022	$—	$(2,393)	$(249)	$(6,628)	$(336)	$(9,606)
Amortization Expense	—	(290)	—	(970)	(136)	(1,396)
Accumulated Amortization, June 30, 2023	$—	$(2,683)	$(249)	$(7,598)	$(472)	$(11,002)

During the six months ended June 30, 2023, the Company entered into an agreement to acquire a dispensary license from Euphoria, LLC. Refer to Note 5 for further details on the transaction.

Goodwill

Balance, December 31, 2022	$53,955
Adjustment to Acquisitions	(29)
Balance, June 30, 2023	$53,926

Impairment of Intangible Assets and Goodwill

Goodwill as of June 30, 2023 is related to the THC Cannabis segment in which there is no accumulated impairment within this segment. Goodwill related to the CBD Wellness segment has an accumulated impairment charge of $13.4 million, which represented the entire balance and occurred during the year ended December 31, 2020. As of June 30, 2023 and December 31, 2022, all goodwill and intangibles are attributable to the THC Cannabis segment.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Goodwill and infinite lived assets are assessed on an annual basis for impairment, or more frequently, if circumstances indicate an impairment to the carrying value may have occurred. As of June 30, 2023, the Company believes the carrying amounts of the long-lived assets, including finite-lived intangible assets (licenses), are recoverable and there were no events or circumstances that indicated impairment. However, if adverse events were to occur or circumstances were to change indicating the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

Note 5: ASSET ACQUISITIONS

Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC ("Euphoria") for a total purchase price of $4.5 million to be paid in cash, promissory notes, and Class A Subordinate Voting Shares. Euphoria holds a conditional adult use dispensary license in the state of Illinois which shall convert to a state license upon regulatory approval. The transfer of the license is subject to regulatory approval. As of June 30, 2023, the Company has paid $0.3 million in cash and issued 2,308,952 Class A Subordinate Voting Shares valued at $0.4 million based on the closing stock price of the SVS on the issuance date. In certain events as defined in this agreement, such as, but not limited to the inability to obtain regulatory approval, all consideration paid by the Company to the sellers are refundable. The remaining consideration will be due upon regulatory approval at the closing date. In the event of termination by the Company under certain circumstances, the Company shall pay a breakup fee of $3.5 million to the sellers, less any portion of the purchase price already paid. Conversely, in the event of termination by the sellers under certain circumstances, the sellers shall pay a breakup fee of $3.5 million to the Company.

Note 6: LEASES

The Company as a Lessor:

Lease income for operating and direct financing leases for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Real estate income:
Operating leases	$2,401	$2,275	$4,785	$4,548
Direct financing leases	599	676	1,221	1,368
Total real estate income	$3,000	$2,951	$6,006	$5,916

The Company leases buildings in Olympia, Washington, Elk Grove, Illinois and Commerce, California that are subleased or partly subleased to a third party. The subleases are classified as operating leases under ASC 842. The underlying assets are presented in the condensed consolidated balances sheets as follows:

	June 30, 2023	December 31, 2022
Right-of-use assets	$35,518	$36,596
Current portion of lease liability	$1,655	$1,568
Long-term portion of lease liability	$31,342	$31,904

The Company also leases a building in Elma, Washington that is subleased to a third party. This sublease is classified as a finance lease. A reconciliation of the lease receivables is as follows:

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	June 30, 2023	December 31, 2022
Balance, December 31, 2022	$9,421	$10,378
Interest	1,221	2,673
Lease payments received	(1,891)	(3,630)
Balance, June 30, 2023	8,751	9,421
Less current portion	(3,900)	(3,810)
Long-term lease receivables	$4,851	$5,611

Note 7: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

Terms	June 30, 2023	December 31, 2022
Secured promissory notes dated May 10, 2019, as subsequently amended, with a related party drawn in two tranches: (i) $35.0 million bearing interest at 12.75% and (ii) $10.0 million bearing interest at 14.75%, which mature on May 10, 2024 (2)	$50,451	$49,807
Convertible promissory note dated October 6, 2021, which mature on October 6, 2024 and bear interest at a rate of 6% per annum	15,398	14,843
Unsecured convertible promissory note at $0.50 per share due December 18, 2023 at 12% per annum through May 2023 and 14% per annum through December 2023	3,843	3,554
Promissory note issued for the acquisition of NECC due January 7, 2023 at 10% per annum	—	519
Promissory note issued for the acquisition of Island due October 25, 2026 at 6% per annum	10,728	10,431
Secured promissory note due February 28, 2023 at 1.5% monthly interest for three months and 2% monthly interest for three months (1)	2,354	3,230
Unsecured promissory note due September 30, 2023, monthly interest payments at 12% per annum	1,730	1,730
Various	35	51
Total Notes Payable and Convertible Notes	$84,539	$84,165

(1) The Company is in default of the secured promissory note as of June 30, 3023. Management is renegotiating terms of the promissory note as of the date of these consolidated financial statements.

(2) The Company has executed an amendment to the LL Lending loan agreement on July 31, 2023 to extend the maturity date to May 1, 2026 and to reduce the interest rate to 12%. In accordance with the conditions specified in ASC 470-10-45-14, the related party loan is classified as a long term liability in the consolidated balance sheet as of June 30, 2023.

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50.0 million, of which $43.0 million was drawn as of June 30, 2023 in two amounts: (i) $35.0 million bearing interest at a rate of 10.25% and (ii) $10.0 million bear interest at a rate of of 12.25%. The loan matures on May 10, 2024 upon the Company shall pay an exit fee of 20% of the remaining principal balance.

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

For the three months ended June 30, 2023 and 2022, the Company recognized accrued interest expense of $1.9 million and $1.5 million, respectively, on the related party loan and made $1.6 million and $1.0 million, respectively, in payments of principal and interest to the related party. For the six months ended June 30, 2023 and 2022, the Company recognized accrued interest expense of $3.7 million and $3.4 million, respectively, on the related party loan and made $3.2 million and $2.5 million, respectively, in payments of principal and interest to the related party. See Note 12 for further discussion of this related party transaction.

October 2021 Convertible Note

On October 6, 2021, the Company entered into a convertible promissory note for $15.0 million that is exercisable into Class A Subordinate Voting Shares for $1.03 per share at any time at the option of the holder. The notes bear interest at 6% per annum and mature on October 6, 2024 upon which any remaining balance is payable in cash. All accrued and unpaid interest is payable in cash on an annual basis beginning on October 6, 2022. As of June 30, 2023, payments of principal and interest totaling $1.1 million have been made for this loan. As of June 30, 2023 and December 31, 2022, the unamortized discount balance related to the October 2021 Convertible Note was $0.3 million and $0.4 million, respectively, with a remaining amortization period of 1.25 years and 1.75 years, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized interest expense of $0.5 million and $0.3 million, respectively, and accretion of debt discount of $0.1 million and $0.1 million, respectively, related to the October 2021 Convertible Note.

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

Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2022	642,140,067	1,276,208	643,416,275
Share capital issuances	6,443,452	—	6,443,452
Balance, June 30, 2023	648,583,519	1,276,208	649,859,727

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

Series	June 30, 2023
Class A - Subordinate Voting Shares	648,583,519
Class C - Multiple Voting Shares	1,276,208
Total shares outstanding	649,859,727

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 9: WARRANTS

A reconciliation of the beginning and ending balance of share purchase warrants outstanding is as follows:

	Number of Warrants	Weight-Average Exercise Price
Balance, December 31, 2022	6,352,278	$0.82
Issued	625,000	$0.17
Expired	(2,227,303)	$0.67
Balance, June 30, 2023	4,749,975	$0.79

As of June 30, 2023, the Company had the following warrants outstanding:

Warrants Outstanding		Exercise Price		Expiration Date
2,999,975			$1.00	April 13, 2024
625,000	*	C$	0.80	October 6, 2024
500,000	*	C$	0.80	October 6, 2025
625,000		C$	0.23	May 10, 2027
4,749,975

*Represents warrants that were exercisable as of June 30, 2023.

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

As of June 30, 2023, the Company had 26,859,765 options exercisable and 74,303,600 options outstanding, with exercise prices ranging from C$0.10 to C$1.63. The following table summarizes the Company’s stock option activity and related information:

	Number of Options	Weighted Average Price CAD$	Weighted Average Years
Balance, December 31, 2022	75,626,960	$0.86	3.46
Granted	50,158,000	$0.20	3.16
Forfeited/Expired	(51,481,360)	$0.83	—
Balance, June 30, 2023	74,303,600	$0.38	4.01

During the three months ended June 30, 2023 and 2022, the Company recognized share-based compensation of $0.2 million and $0.4 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized share-based compensation of $1.2 million and $1.4 million, respectively. In determining the amount of share-based compensation during the periods ended June 30, 2023 and 2022, the Company used the Black-Scholes option pricing model to establish the fair value of options granted with the following key assumptions:

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Six Months Ended June 30,
	2023	2022
Risk-Free Interest Rate	4.05%	2.42%
Expected Life	3.17 years	5.00 years
Expected Annualized Volatility	85.32%	71.30%
Forfeiture rate	—%	—%
Expected Dividend Yield	—%	—%

Note 11: INCOME TAXES

The following table summarizes the Company's income tax expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss before income taxes	$(9,513)	$(3,504)	$(17,839)	$(5,960)
Income tax expense	$(1,951)	$(3,042)	$(5,017)	$(6,480)

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

The effective tax rate for the three and six months ended June 30, 2023 varies from the three and six months ended June 30, 2022 primarily due to the change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant permanent book-to-tax differences that may not necessarily correlate with pre-tax income or loss.

The Company files income tax returns in the U.S. and various state jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item on these returns. The corporate statute of limitations for these jurisdictions remains open for the 2019 tax year to the present. Prior to July 31, 2019, the Company was treated as a partnership for income tax purposes and tax income and losses generated from operations were passed through to the Company’s individual members.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 12: RELATED PARTIES

LI Lending LLC

Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to $50.0 million loan from LI Lending, of which $43.0 million was drawn as of June 30, 2023. Mr. Gontmakher, the CEO of the Company, and Roman Tkachenko, a director of the Company, each hold a 14.28% ownership interest in LI Lending. The loan matures in May 2024. Upon maturity, an exit fee of $9.0 million is payable, for a total payable at maturity of $54.0 million. $50.6 million of the loan advanced includes the notes payable and accrued interest less debt discount of $0.2 million that was outstanding as of June 30, 2023. Of the $50.5 million outstanding at June 30, 2023, $7.6 million represents interest accrued through June 30, 2023. See Note 7 for details on the outstanding note payable.

Note 13: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of June 30, 2023, Company has not estimated a potential liability related to the possible enforcement of laws against the medical cannabis industry.

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

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of June 30, 2023, this additional contingent amount is not reasonably estimable.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 14: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s lease receivables, long term accounts payable, derivative liabilities, construction finance liability, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rates of interest. These measurements were identified as Level 1 measurements, due to the proximity of fair value to carrying values. The fair value of stock options granted were estimated based on a Black-Scholes model. The estimated fair value of the derivative liabilities, which represent warrants classified as liabilities, represent Level 3 measurements.

In November 2022, the warrants issued in connection with the November 2020 private placement had expired unexercised and, accordingly, the balance of derivative liabilities was nil. As of June 30, 2023 and December 31, 2022, the Company did not have any derivatives valued within the fair value hierarchy. For the three and six months ended June 30, 2022, changes in fair value of the derivative liabilities measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022
Balance, beginning of period	$2,202	$3,502
Change in fair value of derivative liability	(1,774)	(3,074)
Balance, end of period	$428	$428

There were no transfers between fair value levels for the three and six months ended June 30, 2023 and the year ended December 31, 2022.

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

The Company maintains cash with federally insured financial institutions. As of June 30, 2023 and December 31, 2022, the Company exceeded federally insured limits by $1.6 million and $10.1 million, respectively. The Company has historically not experienced any losses in such accounts. As of June 30, 2023 and December 31, 2022, the Company held an immaterial amount of cash in a Canadian account that is denominated in C$.

As of June 30, 2023 and December 31, 2022, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivable, and lease receivables was $19.1 million and $16.9 million, respectively.

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

The Company has the following gross contractual obligations as of June 30, 2023, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$27,793	$1,733	$—	$—	$29,526
Convertible notes, notes payable and accrued interest	7,946	65,865	10,728	—	84,539
Construction finance liability	—	16,000	—	—	16,000
Total	$35,739	$83,598	$10,728	$—	$130,065

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

Note 15: SEGMENT INFORMATION

As of June 30, 2023, the Company had two reportable segments as follows:

•THC Cannabis – Cultivation, manufacturing, and distribution of THC cannabis; and
•CBD Wellness – Sale of CBD products to third-party consumers.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The below table presents financial results of each segment for the three and six months ended June 30, 2023 and 2022, as well as total assets as of June 30, 2023 and December 31, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenues
THC Cannabis	$30,433	28,195	$60,593	$53,978
CBD Wellness	263	244	479	509
Total Net Revenues	$30,696	28,439	$61,072	$54,487

Net (Income) Loss Attributable to Shareholders
THC Cannabis	$6,813	6,894	$13,042	$9,361
CBD Wellness	25	(104)	11	(119)
Corporate	4,631	(239)	9,813	3,208
Total Net Loss	$11,469	6,551	$22,866	$12,450

	June 30, 2023	December 31, 2022
Assets
THC Cannabis	$329,295	$343,410
CBD Wellness	608	625
Corporate	603	697
Total Assets	$330,506	$344,732

Note 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 15, 2023, which is the date these condensed consolidated interim financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated interim financial statements.

Modification of Lease Agreement

On July 7, 2023, the Company amended its lease agreement for the cultivation and production facility in Matteson, Illinois to apply a portion of the security deposit to pay one-half of the monthly base rent for the four month period through November 30, 2023; to defer payment of the $2.2 million increase in security deposit to be funded as draws on the tenant improvement allowance through November 30, 2023; and to make pro rata payments of such deferred payments equal to 1/12 of the aggregate amount, concurrently with monthly base rent installments, for the twelve month period commencing January 1, 2024.

Amendment of Senior Secured Debt with LI Lending LLC

In July 2023, the Company entered into a definitive agreement with its senior secured lender, LI Lending, LLC (“Lender”) to extend the maturity date of the related party loan to May 1, 2026, to reduce the interest rate to 12.0% per annum beginning May 1, 2024, and to expand the amount of third-party financings allowed under the December 17, 2020 Amended and Restated Loan and Security Agreement (“Loan”) between 4Front and Lender.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

As compensation for the amendment, the Company shall pay an extension fee of $0.52 million payable in cash on May 1, 2024. In addition, the Company shall issue warrants equal to 33% of the loan balance, approximately $17.06 million, wherein each warrant shall be exercisable into one SVS at an exercise price not less than $0.17 through May 1, 2026.

If 4Front obtains a bona fide offer from a third party to refinance the Loan within six months from the amendment date, the Lender will have the option to match the proposed terms of the offer or keep the Loan in force; upon exercise of either option, the Lender's warrant coverage will be reduced to 30% of the Loan balance as of the current maturity date. If 4Front obtains permitted secured debt senior to the Loan up to US$8 million, 75% of the Warrants will become exercisable by cashless exercise. If 4Front obtains permitted secured debt senior to the Loan in excess of US$8 million (up to the US$10 million maximum), 100% of the Warrants will become exercisable by cashless exercise.

Under the terms of the amendment, while the related party loan is outstanding, if 4Front unilaterally removes Leonid Gontmakher as its Chief Executive Officer or Karl Chowscano as its President without either cause or Lender consent, the maturity date of the loan will be accelerated to the date that is 30 days after the first unilateral removal.

Grant of Restricted Share Units

On July 27, 2023, the Company issued a total of 9,853,830 restricted share units ("RSUs"), at a deemed issue price of C$0.165 based on the closing price of its Subordinate Voting Shares, to certain officers and employees of the Company in payment of fiscal year-end 2022 bonus entitlements. The RSUs are fully vested as of the grant date and expire upon the earlier of 18 months following the grant date or the occurrence of certain events.

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

Overview

4Front Ventures Corp. ("4Front", the "Company", "we" or "our") has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, the Company operates six dispensaries and seven production and cultivation facilities in Massachusetts, Illinois, Michigan, and California as of June 30, 2023. The Company's six "MISSION" branded dispensaries are located in: Brookline, MA; Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; Calumet City, IL; and Ann Arbor, MI. The Company's seven cultivation and production assets are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022.

4Front operations are structured in key geographic locations across the United States to scale operations efficiently and position the company for future growth opportunities as cannabis legalization efforts continue across the U.S. and federally. Management intends to continue scaling operations in Illinois and Massachusetts to increase its market share. The Company has made significant investments in manufacturing facilities in each of these locations. In January 2022, the Company acquired a new cultivation facility in Holliston, MA in the New England Cannabis Corporation ("NECC") acquisition, which doubled the Company's cultivation footprint in the Massachusetts market. The Company has continued to expand it's footprint in the Illinois market with the development of the Matteson facility which is currently in progress. Additionally, the company entered into an agreement to purchase a cannabis license to enable the Company to open an additional dispensary in the state of Illinois. In addition to scaling and driving operational effectiveness, the Company will also focus on developing trusted brand products to grow revenue, build customer loyalty and market share.

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

Recent Developments

Asset Acquisition of Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC which holds a conditional adult use dispensary license in the state of Illinois. The transfer of the license is subject to regulatory approval. Please see Note 5 of the financial statements for a full description of the transaction.

Management Changes

Effective May 16, 2023, Amit Patel resigned as a director and the Chair of the Audit Committee of the Company.

Effective July 31, 2023, Keith Adams resigned as Chief Financial Officer of the Company. Effective August 4, 2023, Nicole Frederick has been named Interim Chief financial Officer.

Non-Binding Term Sheet for Extension of Senior Secured Debt

In July 2023, the Company entered into a definitive agreement with the Company’s senior secured lender, LI Lending, LLC (“Lender”) to extend the maturity date, reduce the interest payable, and expand the third-party financings allowed under the December 17, 2020 Amended and Restated Loan and Security Agreement (“Loan”) between 4Front and Lender on terms and conditions set out in the Term Sheet. The Lender will extend the maturity date of the Loan to May 1, 2026, reduce the interest payable to 12.0% per year, payable monthly, and allow for in excess of $30.0 million additional senior secured financing.

The Company shall pay an extension fee of $0.52 million payable in cash on May 1, 2024. In addition, the Company shall issue warrants equal to 33% of the loan balance, or approximately $17.06 million, wherein each warrant shall be exercisable into one Subordinate Voting Share of the Company at an exercise price not less than $0.17 through May 1, 2026. Refer to Note 16 of the financial statements for further information.

Modification of Lease Agreement

On July 7, 2023, the Company amended its lease agreement for the cultivation and production facility in Matteson, Illinois to apply a portion of the security deposit to pay one-half of the monthly base rent for the four month period through November 30, 2023; to defer payment of the $2.2 million increase in security deposit to be funded as draws on the tenant improvement allowance through November 30, 2023; and to make pro rata payments of such deferred payments equal to 1/12 of the aggregate amount, concurrently with monthly base rent installments, for the twelve month period commencing January 1, 2024.

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

Results of Operations

Three Months Ended June 30, 2023 Compared With Three Months Ended June 30, 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
Revenue from Sale of Goods	$27,696	$25,488	$2,208	9%
Real Estate Income	3,000	2,951	49	2%
Total Revenues	30,696	28,439	2,257	8%
Cost of Goods Sold	(21,100)	(16,123)	(4,977)	31%
Gross Profit	9,596	12,316	(2,720)	22%
Total Operating Expense	15,378	16,462	(1,084)	(7)%
Loss from Operations	(5,782)	(4,146)	(1,636)	39%
Total Other Income (Expense), net	(3,731)	642	(4,373)	(681)%
Net Loss Before Income Taxes	(9,513)	(3,504)	(6,009)	171%
Income Tax Expense	(1,951)	(3,042)	1,091	36%
Net Loss	$(11,464)	$(6,546)	$(4,918)	75%

Revenue from Sale of Goods

Revenue from sale of goods for the three months ended June 30, 2023 was $27.7 million, an increase of $2.2 million or 9% compared to the three months ended June 30, 2022. Refer to the segment discussion below for specific revenue drivers quarter over quarter.

Real Estate Income

Real estate income from leasing cannabis production facilities for the three months ended June 30, 2023 was $3.0 million, which remained materially consistent compared to the $3.0 million recognized for the three months ended June 30, 2022.

Revenue in the reportable segments from which we operate were as follows:

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
THC Cannabis	$30,433	$28,195	$2,238	8%
CBD Wellness	263	244	19	8%
Total Net Revenues	$30,696	$28,439	$2,257	8%

Net revenues for the THC cannabis segment were $30.4 million for the three months ended June 30, 2023, an increase of $2.2 million or 8%, compared to the three months ended June 30, 2022. The increase was primarily attributable to the implementation of a new discounting structure resulting in decreased discounts coupled with increased pricing in the Massachusetts market year over year.

Net revenues for the CBD wellness segment were materially consistent for the three months ended June 30, 2023 and 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 was $21.1 million, an increase of $5.0 million or 31% compared to $16.1 million for the three months ended June 30, 2022. This increase is primarily attributable to a fully operational California plant with a high fixed cost structure.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $9.6 million, or 31% of revenue, compared to $12.3 million, or 43% of revenue, for the three months ended June 30, 2022. The decrease in gross profit percentage of 12% was primarily due to increase in cost of goods sold in California as described above coupled with price compression in the Illinois market.

Total Operating Expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses, depreciation and amortization, equity based compensation expense, and transaction related expenses. Total operating expenses for the three months ended June 30, 2023 was $15.4 million, a decrease of $1.1 million or 7%, as compared to the three months ended June 30, 2022. The decrease was primarily attributed to declines in transaction related expenses as a result of decreased acquisition activity as compared to 2022.

Total Other Income (Expense), net

Other income (expense) consists primarily of interest expense, change in fair value of derivative liability, gain on contingent consideration payable, and other expense. Total other expense for the three months ended June 30, 2023 was $3.7 million, as compared to other income of $0.6 million for the three months ended June 30, 2022. The decrease of $4.4 million was primarily due to a change in fair value of derivative liability of $1.8 million in the prior year versus none in the current period as the derivative liability expired in November 2022. In addition, the Company recognized a gain on contingent consideration payable of $2.4 million for the three months ended June 30, 2022 versus none in the current year.

Net Loss

Net loss for the three months ended June 30, 2023 was $11.5 million, compared to $6.5 million for the three months ended June 30, 2022. The increase in net loss for the three months ended June 30, 2023 was primarily attributable to the decline in gross profit as described above.

Six Months Ended June 30, 2023 Compared With Six Months Ended June 30, 2022

The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,		Change
	2023	2022	$	%
Revenue from Sale of Goods	$55,066	$48,571	$6,495	13%
Real Estate Income	6,006	5,916	90	2%
Total Revenues	61,072	54,487	6,585	12%
Cost of Goods Sold	(40,488)	(28,717)	(11,771)	41%
Gross Profit	20,584	25,770	(5,186)	20%
Total Operating Expense	32,162	31,110	1,052	3%
Loss from Operations	(11,578)	(5,340)	(6,238)	117%
Total Other Expense, net	(6,261)	(620)	(5,641)	(910)%
Net Loss Before Income Taxes	(17,839)	(5,960)	(11,879)	199%
Income Tax Expense	(5,017)	(6,480)	1,463	23%
Net Loss	$(22,856)	$(12,440)	$(10,416)	84%

Revenue from Sale of Goods

Revenue from sale of goods for the six months ended June 30, 2023 was $55.1 million, an increase of $6.5 million or 13% compared to the six months ended June 30, 2022. Refer to the segment discussion below for specific revenue drivers quarter over quarter.

Real Estate Income

Real estate income from leasing cannabis production facilities for the six months ended June 30, 2023 was $6.0 million, which remained materially consistent compared to the $5.9 million recognized for the six months ended June 30, 2022.

Revenue in the reportable segments from which we operate were as follows:

	For the Six Months Ended June 30,		Change
	2023	2022	$	%
THC Cannabis	$60,593	$53,978	$6,615	12%
CBD Wellness	479	509	(30)	6%
Total Net Revenues	$61,072	$54,487	$6,585	12%

Net revenues for the THC cannabis segment were $60.6 million for the six months ended June 30, 2023, an increase of $6.6 million or 12%, compared to the six months ended June 30, 2022. The increase was primarily attributed to a maturing wholesale market in Massachusetts and price structure reevaluations resulting in increased revenue of $3.4M period over period. California contributed approximately $4M in additional revenue as a result of the facility being fully operational in 2023 as compared to the same period in 2022. These increases were offset by declines in revenue in Illinois operations driven by price compression.

Net revenues for the CBD wellness segment were materially consistent for the six months ended June 30, 2023 and 2022.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 was $40.5 million, an increase of $11.8 million or 41% compared to $28.7 million for the six months ended June 30, 2022. Due to the economic environment as well as cannabis market and regulations in the first half of 2023, the Company has experienced an increase in the direct cost of labor and materials, indirect costs such as utilities and supplies used in the growing process, and indirect labor costs for individuals involved in the growing, quality control and inventory processes, as well as certain facility costs.

Gross Profit

Gross profit for the six months ended June 30, 2023 was $20.6 million, or 34% of revenue, compared to $25.8 million, or 47% of revenue, for the six months ended June 30, 2022. The decrease in gross profit percentage of 13% was primarily due to the increase in cost of goods sold as described above coupled with pricing compression across the Company's markets which has been mitigated by increases in retail sell-through of the Company-owned produced products in Massachusetts. Improvements in flower yields and quality led to increases in revenue, market share, and gross margin in Massachusetts for the six months ended June 30, 2023.

Total Operating Expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses, depreciation and amortization, equity based compensation expense, and transaction related expenses. Total operating expenses for the six months ended June 30, 2023 was $32.2 million, an increase of $1.1 million or 3%, as compared to the six months ended June 30, 2022. This increase was primarily due to an increase in distribution expense in California and increased selling and marketing expenses as a result of increased marketing efforts related to the expansion of its brand and products portfolio resulting from the launch of new products and expansion of the Island and Bloom brands across company operations.

Total Other Expense, net

Other expense consists primarily of interest expense, change in fair value of derivative liability, and gain on contingent consideration payable. Total other expense for the six months ended June 30, 2023 was $6.3 million, as compared to $0.6 million for the six months ended June 30, 2022. The decrease of $5.6 million was primarily due to a change in fair value of derivative liability of $3.1 million in the prior year versus none in the current period as the derivative liability expired in November 2022. In addition, the Company recognized a gain on contingent consideration payable of $2.4 million for the six months ended June 30, 2022 versus none in the current year.

Net Loss

Net loss for the six months ended June 30, 2023 was $22.9 million, compared to $12.4 million for the six months ended June 30, 2022. The increase in net loss for the six months ended June 30, 2023 was primarily due to the decline in gross profit and other factors described above.

Non-GAAP Financial and Performance Measures

In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate the Company’s financial performance. Management uses the non-GAAP measurement of adjusted EBITDA, which we believe reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods. We also believe this non-GAAP financial measure enables investors to evaluate the Company’s operating results and future prospects in the same manner as management. This non-GAAP financial measures may also exclude expenses and gains that may be unusual in nature, infrequent or not reflective of the Company’s ongoing operating results. As there are no standardized methods of calculating non-GAAP measures, our methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similarly titled measures used by others. Accordingly, non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Management believes because Adjusted EBITDA excludes (a) certain non-cash expenses (such as depreciation, amortization and stock-based compensation) and (b) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, litigation or dispute settlement charges or gains, and transaction-related costs), it represents a clearer picture of what the Company's operations could be doing. Adjusted EBITDA is defined by the Company as detailed below. This measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance, (b) for planning and forecasting in future periods, and (c) in communications with the Company’s board of directors concerning the Company’s financial performance.

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

The following table reconciles Net Loss to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss before NCI (GAAP)	$(11,464)	$(6,546)	$(22,856)	$(12,440)
Interest income	(7)	—	(21)	(2)
Interest expense	3,075	3,418	6,271	6,038
Income tax expense	1,951	3,042	5,017	6,480
Depreciation and amortization	2,487	2,894	4,878	4,689
EBITDA	$(3,958)	$2,808	$(6,711)	$4,765

Share-based compensation	214	390	1,234	1,428
Change in fair value of derivative liability	—	(1,774)	—	(3,074)
Change in fair value of contingent consideration	—	(2,393)	—	(2,393)
Loss on litigation settlement	—	—	3	—
Sale leaseback related interest expense and non-cash operating lease amortization	1,477	1,487	2,952	2,876
Facility start-up costs/under-absorbed overhead costs	2,948	1,942	5,920	3,854
Acquisition, transaction, and other non-cash costs	1,306	3,520	2,104	5,940
Adjusted EBITDA (Non-GAAP)	$1,987	$5,980	$5,502	$13,396

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
•Non-cash share-based compensation expense;
•Non-cash changes in fair value of derivative liability and contingent consideration;
•Loss recognized on litigation settlements;
•Sale leaseback related interest expense and non-cash operating lease amortization;
•Facility start-up costs and under-absorbed overhead costs; and
•Acquisition, transaction, and other non-cash costs, which vary significantly by transactions and are excluded to evaluate ongoing operating results.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had total current liabilities of $81.2 million and $77.5 million, respectively, and current assets of $47.4 million and $53.3 million, respectively, to meet our current obligations. As of June 30, 2023 and December 31, 2022, we had a working capital deficit of $33.8 million compared to $24.2 million. The decline in working capital of $9.6 million was driven primarily by a decrease in cash. Refer to the cash flow section below for specific drivers.The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

Cash Flows

Net Cash Used in Operations

Net cash used in operating activities was $4.2 million for the six months ended June 30, 2023, which is materially consistent compared to $2.9 million for the six months ended June 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2023, a decrease of $26.0 million as compared to $26.7 million for the six months ended June 30, 2022. The decrease was primarily attributable to the financing of the NECC acquisition in 2022. In the period ended June 30, 2023, there were no comparable acquisitions.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $4.9 million for six months ended June 30, 2023, a decrease of $17.9 million as compared to $13.0 million of cash provided by financing activities for the six months ended June 30, 2022. The decrease was primarily attributable to the non-recurring nature of the proceeds from the construction finance liability of $16.0 million associated with the NECC acquisition during the six months ended June 30, 2022. This was partially offset by repayments of notes payable during the six months ended June 30, 2023 of $4.9 million compared to $2.7 million paid in the prior period. Refer to Note 7 for additional discussion.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of June 30, 2023, this additional contingent amount is not reasonably estimable.

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

None.

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

4FRONT VENTURES CORP.

Date: August 15, 2023	By:	/s/ Leonid Gontmakher
Leonid Gontmakher
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2023	By:	/s/ Nicole Frederick
Nicole Frederick
Interim Chief Financial Officer
(Principal Financial Officer)