Form 10-Q
period 2023-09-30
4Front Ventures Corp.
filed 2023-11-20
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 20, 2023, the registrant had 668,243,141 Class A Subordinate Voting Shares outstanding.

4Front Ventures Corp.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As of September 30, 2023 and December 31, 2022
(Amounts expressed in thousands of U.S. dollars except for share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$2,765	$14,271
Accounts receivable, net	4,208	5,448
Other receivables	222	93
Current portion of lease receivables	3,945	3,810
Inventory	17,162	18,888
Prepaid expenses and other assets	2,536	1,015
Assets related to discontinued operations	2,918	9,742
Total current assets	33,756	53,267
Property, plant, and equipment, net	39,286	34,414
Lease receivables	4,436	5,611
Intangible assets, net	27,351	29,240
Goodwill	41,807	41,807
Right-of-use assets	120,219	121,929
Deposits	2,419	4,996
Long term assets related to discontinued operations	—	53,468
TOTAL ASSETS	$269,274	$344,732
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$12,305	$11,101
Accrued expenses and other current liabilities	8,958	9,101
Taxes payable	38,539	36,577
Derivative liability	16,096	—
Current portion of lease liability	1,990	2,767
Current portion of notes payable and accrued interest	8,248	9,059
Current liabilities related to discontinued operations	11,807	8,845
Total current liabilities	97,943	77,450
Convertible notes	15,677	14,843
Notes payable and accrued interest from related party	46,827	49,807
Long term notes payable	10,908	10,456
Long term accounts payable	977	962
Construction finance liability	16,000	16,000
Deferred tax liability	7,293	6,097
Lease liability	124,241	120,672
Long term liabilities related to discontinued operations	—	20,094
TOTAL LIABILITIES	319,866	316,381
SHAREHOLDERS' EQUITY (DEFICIT)
Subordinate Voting Shares (no par value, unlimited shares authorized, 659,159,977 and 643,416,275 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	306,561	304,602
Additional paid-in capital	63,461	59,411
Deficit	(420,722)	(335,755)
Equity attributable to 4Front Ventures Corp.	(50,700)	28,258
Non-controlling interest	108	93
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(50,592)	28,351
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$269,274	$344,732

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Revenue from sale of goods	$20,110	$25,035	$67,709	$70,847
Real estate income	2,892	3,065	8,747	8,981
Total revenues	23,002	28,100	76,456	79,828
Cost of goods sold	(13,722)	(11,039)	(38,884)	(35,680)
Gross profit	9,280	17,061	37,572	44,148
OPERATING EXPENSES
Selling, general and administrative expenses	18,729	12,938	44,511	35,371
Depreciation and amortization	817	859	2,406	2,474
Share-based compensation	3,678	863	4,912	2,291
Transaction and restructuring related expenses	195	60	212	734
Total operating expenses	23,419	14,720	52,041	40,870
Income (loss) from continuing operations	(14,139)	2,341	(14,469)	3,278
Other income (expense)
Interest income	(21)	6	—	8
Interest expense	(3,322)	(3,642)	(9,561)	(9,066)
Change in fair value of derivative liability	(11,931)	420	(11,931)	3,494
Loss on disposal	(160)	—	(160)	—
Gain on contingent consideration payable	—	—	—	2,393
Loss on litigation settlement	—	(250)	(3)	(250)
Other	(1,054)	456	(2,621)	352
Total other expense, net	(16,488)	(3,010)	(24,276)	(3,069)
Net income (loss) from continuing operations before income taxes	(30,627)	(669)	(38,745)	209
Income tax benefit (expense)	4,199	(3,321)	(818)	(9,801)
Net loss from continuing operations	(26,428)	(3,990)	(39,563)	(9,592)
Net loss from discontinued operations, net of taxes	(35,668)	(4,611)	(45,389)	(11,449)
Net loss	(62,096)	(8,601)	(84,952)	(21,041)
Net income attributable to non-controlling interest	5	5	15	15
Net loss attributable to shareholders	$(62,101)	$(8,606)	$(84,967)	$(21,056)
Basic and diluted loss per share - continuing operations	$(0.04)	$(0.01)	$(0.06)	$(0.02)
Basic and diluted loss per share - discontinued operations	$(0.05)	$(0.01)	$(0.07)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	653,080,343	639,624,851	647,329,688	632,048,250
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (unaudited)
For the Nine Months Ended September 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars except for share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity (Deficit)	Non-Controlling Interest	Total Shareholders' Equity (Deficit)
Balance, December 31, 2022	643,416,275	$304,602	$59,411	$(335,755)	$28,258	$93	$28,351
Share-based compensation	—	—	1,020	—	1,020	—	1,020
Net loss	—	—	—	(11,397)	(11,397)	5	(11,392)
Balance, March 31, 2023	643,416,275	$304,602	$60,431	$(347,152)	$17,881	$98	$17,979
Share-based compensation	—	—	214	—	214	—	214
Shares issued for asset acquisition	2,380,952	447	—	—	447	—	447
Shares issued to settle payables	4,062,500	650	—	—	650	—	650
Net loss	—	—	—	(11,469)	(11,469)	5	(11,464)
Balance, June 30, 2023	649,859,727	$305,699	$60,645	$(358,621)	$7,723	$103	$7,826
Share-based compensation	—	—	2,634	—	2,634	—	2,634
Warrants issued	—	—	182	—	182	—	182
Shares issued for executive compensation	9,300,250	862	—	—	862	—	862
Net loss	—	—	—	(62,101)	(62,101)	5	(62,096)
Balance, September 30, 2023	659,159,977	$306,561	$63,461	$(420,722)	$(50,700)	$108	$(50,592)

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (unaudited)
For the Nine Months Ended September 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars except for share data)

	Share Capital
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity (Deficit)	Non-Controlling Interest	Total Shareholders' Equity (Deficit)
Balance, December 31, 2021	594,181,604	$274,120	$52,197	$(288,857)	$37,460	$72	$37,532
Shares issued for NECC pursuant to acquisition	28,571,428	18,200	—	—	18,200	—	18,200
Share-based compensation	—	—	1,038	—	1,038	—	1,038
Conversion of notes to equity	6,235,512	3,122	—	—	3,122	—	3,122
Shares issued with exercise of warrants	88,659	50	—	—	50	—	50
Net loss	—	—	—	(5,899)	(5,899)	5	(5,894)
Balance, March 31, 2022	629,077,203	$295,492	$53,235	$(294,756)	$53,971	$77	$54,048
Shares issued for Island pursuant to acquisition	8,783,716	6,245	—	—	6,245	—	6,245
Warrants issued for Island pursuant to acquisition	—	732	—	—	732	—	732
Share-based compensation	—	—	390	—	390	—	390
Shares issued with exercise of stock options	51,975	33	—	—	33	—	33
Net loss	—	—	—	(6,551)	(6,551)	5	(6,546)
Balance, June 30, 2022	637,912,894	$302,502	$53,625	$(301,307)	$54,820	$82	$54,902
Shares issued for Bloom pursuant to acquisition	3,750,000	$2,100	$—	$—	$2,100	$—	$2,100
Share-based compensation	—	$—	$862	$—	$862	$—	$862
Shares issued with exercise of stock options			$—	$—	$—	$—	$—
Net loss	—	$—	$—	$(8,606)	$(8,606)	$5	$(8,601)
Balance, September 30, 2022	641,662,894	$304,602	$54,487	$(309,913)	$49,176	$87	$49,263
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(39,563)	$(9,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,222	4,594
Equity based compensation	4,912	2,291
Change in fair value of derivative liability	11,931	(3,494)
Accretion of lease liability	4,502	57
Loss on disposal	160	—
Change in contingent consideration payable	—	(2,393)
Accretion of debt discount	355	—
Accrued interest on convertible debenture and interest	678	872
Accrued interest on notes payable	7,261	6,483
Interest accrued - lease receivable	1,040	671
Interest on construction liability	—	1,143
Deferred taxes	1,196	(965)
Changes in operating assets and liabilities:
Accounts receivable, net	1,240	(3,777)
Other receivables	(129)	276
Prepaid expenses and other assets	(824)	28
Inventory	1,726	(6,051)
Accounts payable	1,869	6,525
Accrued expenses and other current liabilities	(143)	4,229
Taxes payable	1,962	8,643
Deposits	977	—
Net cash provided by continuing operating activities	3,372	9,540
Net cash used in discontinued operating activities	(7,443)	(11,700)
NET CASH USED IN OPERATING ACTIVITIES	(4,071)	(2,160)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for asset acquisitions and business combinations, net of cash received	(250)	(24,998)
Proceeds from note receivable	—	109
Purchases of property and equipment	(267)	(1,683)
Net cash used in continuing investing activities	(517)	(26,572)
Net cash used in discontinued investing activities	(284)	(400)
NET CASH USED IN INVESTING ACTIVITIES	(801)	(26,972)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of contingent consideration	—	(412)
Proceeds from issuance of construction financing liability	—	16,000
Payment on construction financing liability	—	(1,143)
Notes payable issued	—	3,000
Proceeds from the exercise of warrants	—	50
Proceeds from the exercise of stock options	—	33
Repayments of notes payable	(6,634)	(5,871)
Net cash (used in) provided by continuing financing activities	(6,634)	11,657
Net cash (used in) provided by discontinued financing activities	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,634)	11,657
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2023 and 2022
(Amounts expressed in thousands of U.S. dollars)

NET DECREASE IN CASH	(11,506)	(17,475)
CASH, BEGINNING OF PERIOD	14,271	22,435
CASH, END OF PERIOD	$2,765	$4,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Issuance of warrants for debt amendments	$4,165	$—
Exchange of convertible debt to equity	$—	$3,122
Issuance of equity for business combinations	$—	$24,445
Issuance of warrants for business acquisition	$—	$732
Issuance of equity for asset acquisition	$447	$2,100
Shares issued to settle payables	$650	$—
Termination of right-of-use assets and lease liabilities	$—	$2,020
Transfers of property and equipment from assets related to discontinued operations to continuing operations	$5,498	$—
See accompanying notes to condensed consolidated interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the British Columbia Corporations Act. The Company operates the business through two segments: THC Cannabis and CBD Wellness. As of September 30, 2023, the Company's THC Cannabis segment consists of six dispensaries and four production and cultivation facilities across Illinois, Michigan, and Massachusetts. Also, as part of its THC Cannabis segment, the Company leases real estate and sells equipment, supplies, and intellectual property to cannabis producers in the state of Washington. The Company’s CBD Wellness segment sells non-THC hemp derived products across the United States.

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

Going Concern

As of September 30, 2023, the Company had cash of $2.8 million and working capital deficit of $64.2 million. The Company incurred net losses from continuing operations of $26.4 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively, and $39.6 million and $9.6 million for the nine months ended September 30, 2023 and 2022, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not affect net loss, revenues and stockholders’ equity.

Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a component of an entity that is classified as discontinued operations is presented separately from continuing operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. All assets and liabilities related to such discontinued operations are presented separately in the consolidated balance sheets for all periods presented. Accordingly, the presentation of prior period balances may not agree to prior issued financial statements. See Note 16 for further information on discontinued operations.

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

Discontinued Operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a discontinued operation that is being disposed of other than by sale is considered held and used until the date of abandonment at which time it meets the criteria to be presented as discontinued operations. As of September 30, 2023, the Company's California operation, the component, was considered abandoned and are presented as discontinued operations separately from continuing operations in the consolidated balance sheets, consolidated statements of operations and the consolidated statements of cash flows for all periods presented.

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

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements," which incorporates certain existing or incremental disclosures and presentation requirements of SEC Regulations S-X and S-K into the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 is effective for the Company as of the effective date to remove the existing disclosure requirement from Regulations S-X and S-K. Early adoption is not permitted. The Company is currently assessing the impact of adopting ASU 2023-06 on the consolidated financial statements.

Note 2: INVENTORY

The Company’s inventories are summarized in the table below:

	September 30, 2023	December 31, 2022
Raw materials - unharvested cannabis	$2,726	$2,431
Raw materials - harvested and purchased cannabis	6,467	6,753
Packaging and other non-finished goods	1,056	713
Work in process - manufactured and purchased extracts	1,429	3,412
Finished goods	5,484	5,579
Total inventory	$17,162	$18,888

Note 3: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related depreciation are summarized in the table below:

	September 30, 2023	December 31, 2022
Land	$774	$774
Buildings & improvements	12,584	13,784
Construction in process	2,285	82
Furniture, equipment & other	17,025	8,963
Leasehold improvements	20,133	19,544
Total	$52,801	$43,147
Less: accumulated depreciation	(13,515)	(8,733)
Total property, plant, and equipment, net	$39,286	$34,414

Depreciation expense related to continuing operations for the three months ended September 30, 2023 and 2022 was $0.8 million and $0.9 million, respectively, of which $0.6 million and $0.7 million, respectively, is included in cost of goods sold. Depreciation expense related to continuing operations for the nine months ended September 30, 2023 and 2022 was $2.3 million and $2.7 million, respectively, of which $1.8 million and $2.1 million, respectively, is included in cost of goods sold.

Unless specifically excluded in the LI Lending note, all property, plant, and equipment is secured by LI Lending as collateral on the LI Lending note (Note 8).

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

Refer to Note 16 for discussion of assets related to the Company's operations in California classified as discontinued operations.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 4: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non-Compete Agreements	Know-How	Tradenames and Trademarks	Total
Gross Carrying Amount, December 31, 2022	$25,661	$2,900	$249	$9,700	$101	$38,611
Impairment	—	—	—	—	—	—
Gross Carrying Amount, September 30, 2023 and December 31, 2022	$25,661	$2,900	$249	$9,700	$101	$38,611

Accumulated Amortization, December 31, 2022	$—	$(2,393)	$(249)	$(6,628)	$(101)	$(9,371)
Amortization Expense	—	(434)	—	(1,455)	—	(1,889)
Impairment	—	—	—	—	—	—
Accumulated Amortization, September 30, 2023	$—	$(2,827)	$(249)	$(8,083)	$(101)	$(11,260)
Intangible Assets, Net at December 31, 2022	$25,661	$507	$—	$3,072	$—	$29,240
Intangible Assets, Net at September 30, 2023	$25,661	$73	$—	$1,617	$—	$27,351

During the nine months ended September 30, 2023, the Company entered into an agreement to acquire a dispensary license from Euphoria, LLC. Refer to Note 5 for further details on the transaction.

Goodwill

Balance, December 31, 2022	$41,807
Adjustment to Acquisitions	—
Impairment	—
Balance, September 30, 2023	$41,807

Impairment of Intangible Assets and Goodwill

Goodwill as of September 30, 2023 is related to the THC Cannabis segment in which there is no accumulated impairment within this segment. Goodwill related to the CBD Wellness segment has an accumulated impairment charge of $13.4 million, which represented the entire balance and occurred during the year ended December 31, 2020. As of September 30, 2023 and December 31, 2022, all goodwill and intangibles are attributable to the THC Cannabis segment.

Goodwill and infinite lived assets are assessed on an annual basis for impairment, or more frequently, if circumstances indicate an impairment to the carrying value may have occurred. As of September 30, 2023, the Company believes the carrying amounts of the long-lived assets, including finite-lived intangible assets (licenses), are recoverable and there were no events or circumstances that indicated impairment for any assets outside of California. However, if adverse events were to occur or circumstances were to change indicating the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

Refer to Note 16 for discussion of intangible assets and goodwill related to the Company's operations in California classified as discontinued operations.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 5: ASSET ACQUISITIONS

Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC ("Euphoria") for a total purchase price of $4.5 million to be paid in cash, promissory notes, and Class A Subordinate Voting Shares. Euphoria holds a conditional adult use dispensary license in the state of Illinois which shall convert to a state license upon regulatory approval. The transfer of the license is subject to regulatory approval. As of September 30, 2023, the Company has paid $0.3 million in cash and issued 2,308,952 Class A Subordinate Voting Shares valued at $0.4 million based on the closing stock price of the SVS on the issuance date. In certain events as defined in this agreement, such as, but not limited to the inability to obtain regulatory approval, all consideration paid by the Company to the sellers are refundable. The remaining consideration will be due upon regulatory approval at the closing date. In the event of termination by the Company under certain circumstances, the Company shall pay a breakup fee of $3.5 million to the sellers, less any portion of the purchase price already paid. Conversely, in the event of termination by the sellers under certain circumstances, the sellers shall pay a breakup fee of $3.5 million to the Company.

Note 6: DERIVATIVE LIABILITY

In November 2022, the warrants issued in connection with the November 2020 private placement had expired unexercised and, accordingly, the balance of derivative liabilities was nil as of December 31, 2022.

In connection with the amendment of the senior secured debt with LI Lending LLC in July 2023, the Company issued 100,358,824 warrants on August 10, 2023 wherein each warrant shall be exercisable into one (1) Subordinate Voting Share at an exercise price of $0.17 through May 1, 2026. If 4Front obtains a bona fide offer from a third party to refinance the loan within six months from the amendment date, the lender will have the option to match the proposed terms of the offer or keep the loan in force; upon exercise of either option, the lender's warrant coverage will be reduced to 30% of the loan balance divided by the exercise price as of the current maturity date. If 4Front obtains permitted secured debt senior to the loan up to $8 million, 75% of the warrants will become exercisable by cashless exercise. If 4Front obtains permitted secured debt senior to the loan in excess of $8 million (up to the $10 million maximum), 100% of the warrants will become exercisable by cashless exercise. The warrants met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. See Note 8 for further information on the July 2023 amendment.

The fair value of the warrants classified as liabilities was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used for the periods presented:

	Issuance Date	September 30, 2023
Share Price	$0.10	$0.25
Exercise Price	$0.17	$0.17
Expected Life	2.7 years	2.6 years
Annualized Volatility	84.5%	88.8%
Risk-Free Annual Interest Rate	4.5%	4.8%

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
For the three and nine months ended September 30, 2023 and 2022, changes in fair value of the derivative liabilities measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$—	$428	$—	$3,502
Issuance of warrants	4,165	—	4,165	—
Change in fair value of derivative liability	11,931	(420)	11,931	(3,494)
Balance, end of period	$16,096	$8	$16,096	$8

See Note 10 for warrants classified within equity.

Note 7: LEASES

New Lease Agreement

On August 23, 2023, the Company entered into a lease agreement for a third dispensary location in Illinois. Within five days of the agreement execution, the premise was available to the Company to begin leasehold improvements. The Company funded a security deposit with rent abated for the first nine calendar months following the rent commencement date. As of September 30, 2023, The Company recognized an initial right of use asset and lease liability of $1.2 million in connection with this agreement.
Modification of Lease Agreement

On July 7, 2023, the Company amended its lease agreement for the cultivation and production facility in Matteson, Illinois to apply a portion of the security deposit to pay one-half of the monthly base rent for the four month period through November 30, 2023; to defer payment of the $2.2 million increase in security deposit to be funded as draws on the tenant improvement allowance through November 30, 2023; and to make pro rata payments of such deferred payments equal to 1/12 of the aggregate amount, concurrently with monthly base rent installments, for the twelve month period commencing January 1, 2024. There was no modification to the lease accounting as a result of this amendment to the timing of payments of the refundable security deposit.

Discontinued Operations

During the fiscal quarter ended September 30, 2023, the Company ceased its cultivation and production operations in the state of California (together, the "California operations") as reported under the THC Cannabis segment. As a result, all prior year right-of-use assets and lease liabilities were reclassified as assets related to discontinued operations and liabilities related to discontinued operations, respectively in prior periods reflected. As of September 30, 2023, the right-of-use assets and lease liabilities related to the discontinued operations were written off.

The Company as a Lessor:

Lease income for operating and direct financing leases for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real estate income:
Operating leases	$2,318	$2,424	$6,952	$6,952
Direct financing leases	574	641	1,795	2,029
Total real estate income	$2,892	$3,065	$8,747	$8,981

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

The Company leases buildings in Olympia, Washington and Elk Grove, Illinois that are subleased or partly subleased to a third party. The subleases are classified as operating leases under ASC 842. The underlying assets are presented in the condensed consolidated balances sheets as follows:

	September 30, 2023	December 31, 2022
Right-of-use assets	$25,465	$26,133
Current portion of lease liability	$290	$295
Long-term portion of lease liability	$22,302	$22,078

The Company also leases a building in Elma, Washington that is subleased to a third party. This sublease is classified as a finance lease. A reconciliation of the lease receivables is as follows:

	September 30, 2023	December 31, 2022
Balance, beginning of period	$9,421	$10,378
Interest	1,795	2,673
Lease payments transferred to accounts receivable	(2,835)	(3,630)
Balance, end of period	8,381	9,421
Less current portion	(3,945)	(3,810)
Long-term lease receivables	$4,436	$5,611

Note 8: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

Terms	September 30, 2023	December 31, 2022
Secured promissory notes dated May 10, 2019, as subsequently amended, with a related party which mature on May 1, 2026 and bear interest at a rate of 16.5% per annum through May 1, 2024 and 12% per annum thereafter	$46,827	$49,807
Convertible promissory note dated October 6, 2021, which mature on October 6, 2024 and bear interest at a rate of 6% per annum (3)	15,677	14,843
Unsecured convertible promissory note at $0.50 per share due December 18, 2023 at 12% per annum through May 2023 and 14% per annum through December 2023 (3)	3,981	3,554
Promissory note issued for the acquisition of NECC due January 7, 2023 at 10% per annum	—	519
Promissory note issued for the acquisition of Island due October 25, 2026 at 6% per annum	10,880	10,431
Secured promissory note due February 28, 2023 at 1.5% monthly interest for three months and 2% monthly interest for three months (1)	2,561	3,230
Unsecured promissory note due November 30, 2024, monthly interest payments at 12% per annum through September 2023 and 11% per annum through November 2024 (2)	1,705	1,730
Various	29	51
Total Notes Payable and Convertible Notes	$81,660	$84,165

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(1) The Company was in default of the secured promissory note as of September 30, 2023. Effective October 10, 2023, management has renegotiated the terms of the promissory note and extended the term of the lender note to January 1, 2024 in exchange for a loan extension fee of $0.1 million issued in warrants. Refer to Note 19 for further information.

(2) The Company entered into an amendment of this promissory note in September 2023 to reduce the interest rate to 11% and extend the maturity date to November 30, 2024.

(3) Refer to Note 19 for further information.

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50.0 million, of which $43.0 million was drawn as of September 30, 2023 in two amounts: (i) $35.0 million bearing interest at a rate of 10.25% and (ii) $10.0 million bear interest at a rate of 12.25%. The loan matures on May 10, 2024 upon the Company shall pay an exit fee of 20% of the remaining principal balance.

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

In July 2023, the Company entered into the First Amendment to the loan agreement with LI Lending LLC to extend the maturity date of the related party loan to May 1, 2026, to reduce the interest rate to 12.0% per annum beginning May 1, 2024, and to expand the amount of third-party financings allowed under the loan agreement. As compensation for the amendment, the Company shall pay an extension fee of $0.5 million payable in cash on May 1, 2024. In addition, the Company issued 100,358,824 warrants on August 10, 2023 in accordance with this amendment. See Note 6 for further information regarding the fair value of the warrants. The amendment to the related party loan was not deemed to be a substantial modification under ASC Subtopic 470-50. As a result of the modification, the Company recorded an additional debt discount of $4.7 million related to the extension fee and the fair value of the warrants.

For the three months ended September 30, 2023 and 2022, the Company recognized accrued interest expense of $2.0 million and $2.5 million, respectively, on the related party loan and made $1.6 million and $2.2 million, respectively, in payments of principal and interest to the related party. For the nine months ended September 30, 2023 and 2022, the Company recognized accrued interest expense of $5.8 million and $5.8 million, respectively, on the related party loan and made $4.8 million and $4.7 million, respectively, in payments of principal and interest to the related party. See Note 13 for further discussion of this related party transaction.

October 2021 Convertible Note

On October 6, 2021, the Company entered into a convertible promissory note for $15.0 million that is exercisable into Class A Subordinate Voting Shares for $1.03 per share at any time at the option of the holder. The notes bear interest at 6% per annum and mature on October 6, 2024 upon which any remaining balance is payable in cash. All accrued and unpaid interest is payable in cash on an annual basis beginning on October 6, 2022. As of September 30, 2023, payments of principal and interest totaling $1.1 million have been made for this loan. As of September 30, 2023 and December 31, 2022, the unamortized discount balance related to the October 2021 Convertible Note was $0.2 million and $0.4 million, respectively, with a remaining amortization period of 1.00 year and 1.75 years, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized interest expense of $0.7 million and $0.3 million, respectively, and accretion of debt discount of $0.2 million and $0.1 million, respectively, related to the October 2021 Convertible Note.

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

Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2022	642,140,067	1,276,208	643,416,275
Share capital issuances	15,743,702	—	15,743,702
Balance, September 30, 2023	657,883,769	1,276,208	659,159,977

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

Series	September 30, 2023
Class A - Subordinate Voting Shares	657,883,769
Class C - Multiple Voting Shares	1,276,208
Total shares outstanding	659,159,977

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 10: WARRANTS

A reconciliation of the beginning and ending balance of share purchase warrants outstanding is as follows:

	Number of Warrants	Weight-Average Exercise Price
Balance, December 31, 2022	6,352,278	$0.82
Issued	1,375,000	$0.13
Expired	(2,227,303)	$0.67
Balance, September 30, 2023	5,499,975	$0.70

As of September 30, 2023, the Company had the following warrants outstanding:

Warrants Outstanding		Exercise Price		Expiration Date
2,999,975			$1.00	April 13, 2024
625,000	*	C$	0.80	October 6, 2024
500,000	*	C$	0.80	October 6, 2025
625,000		C$	0.23	May 10, 2027
750,000			$0.10	September 1, 2027
5,499,975

*Represents warrants that were exercisable as of September 30, 2023.

Refer to Note 6 for warrants classified as liability.

Note 11: SHARE-BASED COMPENSATION

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

As of September 30, 2023, the Company had 26,943,098 options exercisable and 84,870,266 options outstanding, with exercise prices ranging from C$0.10 to C$1.63. The following table summarizes the Company’s stock option activity and related information:

	Number of Options	Weighted Average Price CAD$	Weighted Average Years
Balance, December 31, 2022	75,626,960	$0.86	3.46
Granted	60,724,666	$0.20	3.42
Forfeited/Expired	(51,481,360)	$0.83	—
Balance, September 30, 2023	84,870,266	$0.38	4.52

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
During the three months ended September 30, 2023 and 2022, the Company recognized share-based compensation of $2.6 million and $0.9 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized share-based compensation of $3.9 million and $2.3 million, respectively. In determining the amount of share-based compensation during the periods ended September 30, 2023 and 2022, the Company used the Black-Scholes option pricing model to establish the fair value of options granted with the following key assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk-Free Interest Rate	4.02%	3.62%
Expected Life	3.42 years	3.50 years
Expected Annualized Volatility	86.62%	89.83%
Forfeiture rate	—%	—%
Expected Dividend Yield	—%	—%

Restricted Share Units

On July 27, 2023, the Company issued a total of 9,853,830 restricted share units ("RSUs"), at a deemed issue price of C$0.165 based on the closing price of its Subordinate Voting Shares, to certain officers and employees of the Company in payment of fiscal year-end 2022 bonus entitlements. The RSUs are fully vested as of the grant date and expire upon the earlier of 18 months following the grant date or the occurrence of certain events. As of September 30, 2023, the Company recognized share-based compensation of $1.2 million for these fully vested RSU grants.

Note 12: INCOME TAXES

The following table summarizes the Company's income tax expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss from continuing operations before income taxes	$(30,627)	$(669)	$(38,745)	$209
Income tax benefit (expense)	$4,199	$(3,321)	$(818)	$(9,801)

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

Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 13: RELATED PARTIES

LI Lending LLC

Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to $50.0 million loan from LI Lending, of which $43.0 million was drawn as of September 30, 2023. Mr. Gontmakher, the CEO of the Company, and Roman Tkachenko, a director of the Company, each hold a 14.28% ownership interest in LI Lending. $51.6 million of the loan advanced includes the notes payable and accrued interest less debt discount of $4.7 million that was outstanding as of September 30, 2023. Of the $46.8 million outstanding at September 30, 2023, $8.0 million represents interest accrued through September 30, 2023. See Note 8 for details on the outstanding note payable.

In July 2023, the related party loan was amended wherein while the debt is outstanding, if the Company unilaterally removes Mr. Gontmakher as its Chief Executive Officer or Karl Chowscano as its President without either cause or lender consent, the maturity date of the loan will be accelerated to the date that is 30 days after the first unilateral removal. In addition, the exit fee of $9.0 million was replaced with deferred interest of $9.2 million which will be added to the principal of the promissory note on May 1, 2024, for a total payable at maturity of $51.7 million. Refer to Note 8 for additional amendment terms.

Note 14: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of September 30, 2023, Company has not estimated a potential liability related to the possible enforcement of laws against the medical cannabis industry.

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

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of September 30, 2023, this additional contingent amount is not reasonably estimable.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
On May 9, 2023, Florival LLC (“Florival”) sued the Company in the California Superior Court for the County of Santa Cruz. The lawsuit alleged the Company had breached an agreement with Florival under which Company subsidiary Island Global Holdings, Inc. (“Island”) agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. The Company denied it had any direct liability under the agreement, which was executed two years before the Company’s acquisition of Island and asserted an unclean hands defense on behalf of both the Company and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against the Company and Island. The Company and Island intends to appeal the decision. Management has accrued $0.85 million related to this matter as of September 30, 2023.

On September 14, 2023, Teichman Enterprises, Inc. (“Teichman”) sued Company subsidiary 4Front California Capital Holdings, Inc. (“4Front CA”) in the California Superior Court for the County of Los Angeles. The lawsuit alleged 4Front CA had breached a lease with Teichman for 4Front CA’s facility in Commerce, California by failing to pay rent due under the lease. Teichman sought possession of the property and damages of $0.6 million. 4Front CA denied the allegations, but vacated the facility. Trial is set for January 2024. Management has accrued $0.6 million related to this matter as of September 30, 2023.

On September 29, 2023, Teichman Enterprises, Inc. sued 4Front CA and the Company in the Superior Court for the County of Los Angeles. The lawsuit alleged the Company had breached a lease agreement with Teichman under which the Company entered into a 10 year lease commitment ending on January 31, 2029, and that the Company breached its guarantee of the lease. Teichman has alleged total rent owed under the lease agreement is $13.4 million in addition to a license fee of $1.0 million and additional damages. Total damages sought from Teichman under the lease contracts is $15.5 million. 4Front CA and the Company denied the allegations in the compliant, and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. Based on management's review of case, the Company has accrued $2.0 million associated with this legal liability as of September 30, 2023.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 15: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s lease receivables, long term accounts payable and construction finance liability, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rates of interest. These measurements were identified as Level 1 measurements, due to the proximity of fair value to carrying values. The fair value of stock options granted were estimated based on a Black-Scholes model. The estimated fair value of the derivative liabilities, which represent warrants classified as liabilities, represent Level 3 measurements.

There were no transfers between fair value levels for the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

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

The Company maintains cash with federally insured financial institutions. As of September 30, 2023 and December 31, 2022, the Company exceeded federally insured limits by $0.1 million and $10.1 million, respectively. The Company has historically not experienced any losses in such accounts. As of September 30, 2023 and December 31, 2022, the Company held an immaterial amount of cash in a Canadian account that is denominated in C$.

As of September 30, 2023 and December 31, 2022, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivable, and lease receivables was $12.8 million and $15.0 million, respectively.

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The Company has the following gross contractual obligations as of September 30, 2023, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$21,263	$977	$—	$—	$22,240
Convertible notes, notes payable and accrued interest	8,248	62,532	10,880	—	81,660
Construction finance liability	—	16,000	—	—	16,000
Total	$29,511	$79,509	$10,880	$—	$119,900

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

Note 16: DISCONTINUED OPERATIONS

During the fiscal quarter ended September 30, 2023, the Company ceased its cultivation and production operations in the state of California (together, the "California operations") as reported under the TCH Cannabis segment. The Company concluded that the abandonment of its California operations represented a strategic shift and thus all assets and liabilities to the operations within the state of California were classified as discontinued operations. Long-lived assets related to the California operations ceased to be used as of September 30, 2023 and thus considered disposed of other than by sale as of September 30, 2023. The assets associated with the California operations were measured at the lower of their carrying amount or fair value less costs to sell. During the three and nine months ended September 30, 2023, the Company recognized a loss on disposal of $12.7 million for the net carrying value of the assets as of the disposition date which was determined as the book value less direct costs to sell and an impairment charge of $12.9 million for the write-off of its intangible assets and goodwill. The Company does not have significant continuing involvement with the California operations outside of the contract liabilities of $2.3 million and the litigation matters disclosed in Note 14.

Revenue and expenses, gains or losses relating to the discontinuation of California operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The operating results of the discontinued operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Revenue from sale of goods	$1,566	$4,032	$9,033	$6,791
Real estate income	260	342	411	342
Total revenues	1,826	4,374	9,444	7,133
Cost of goods sold	(6,666)	(6,388)	(21,992)	(10,464)
Gross profit	(4,840)	(2,014)	(12,548)	(3,331)
OPERATING EXPENSES
Selling, general and administrative expenses	1,310	2,167	4,703	6,047
Depreciation and amortization	42	161	189	516
Transaction and restructuring related expenses	942	—	942	1,335
Impairment of goodwill and intangible assets	12,856	—	12,856	—
Total operating expenses	15,150	2,328	18,690	7,898
Loss from operations	(19,990)	(4,342)	(31,238)	(11,229)
Other income (expense)
Interest expense	—	(3)	(32)	(7)
Loss on disposal	(12,747)	—	(12,747)	—
Other	(2,930)	(266)	(1,371)	(213)
Total other income (expense), net	(15,677)	(269)	(14,150)	(220)
Net loss from discontinued operations before income taxes	(35,667)	(4,611)	(45,388)	(11,449)
Income tax expense	(1)	—	(1)	—
Net loss on discontinued operations	$(35,668)	$(4,611)	$(45,389)	$(11,449)

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	September 30, 2023	December 31, 2022
Carrying amount of the assets included in discontinued operations:
Current assets:
Cash	$122	$919
Accounts receivable, net	326	1,943
Other receivables	17	(16)
Inventory	372	6,704
Prepaid expenses and other assets	—	192
Total current assets (1)	837	9,742
Property, plant, and equipment, net	1,302	22,492
Intangible assets, net	760	1,687
Goodwill	—	12,148
Right-of-use assets	—	16,522
Deposits	19	619
Total non-current assets (1)	2,081	53,468
TOTAL ASSETS OF THE DISPOSAL GROUP	$2,918	$63,210

Carrying amount of the liabilities included in discontinued operations:
Current liabilities:
Accounts payable	3,527	1,600
Accrued expenses and other current liabilities	5,542	5,164
Taxes payable	72	—
Current portion of contract liabilities	328	369
Current portion of lease liability	—	1,712
Total current liabilities (1)	9,469	8,845
Long term notes payable	8	—
Long term accounts payable	330	400
Contract liabilities	2,000	2,000
Deferred tax liability	—	2,181
Lease liability	—	15,513
Total non-current liabilities (1)	2,338	20,094
TOTAL LIABILITIES OF THE DISPOSAL GROUP	$11,807	$28,939

(1)    The assets and liabilities of the disposal group are classified as current on the consolidated balance sheets as of September 30, 2023 because it is probable that the sale or disposal other than by sale will occur within one year.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 17: SEGMENT INFORMATION

As of September 30, 2023, the Company had two reportable segments as follows:

•THC Cannabis – Cultivation, manufacturing, and distribution of THC cannabis; and
•CBD Wellness – Sale of CBD products to third-party consumers.

The below table presents financial results of each segment for the three and nine months ended September 30, 2023 and 2022, as well as total assets as of September 30, 2023 and December 31, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Revenues
THC Cannabis	$22,840	28,276	$75,815	$79,495
CBD Wellness	162	(176)	641	333
Total Net Revenues	$23,002	28,100	$76,456	$79,828

Net (Income) Loss Attributable to Shareholders
THC Cannabis	$18,311	(5,172)	$21,622	$(2,659)
CBD Wellness	51	(51)	62	(170)
Corporate	8,066	9,213	17,879	12,421
Total Net Loss From Continuing Operations	$26,428	3,990	$39,563	$9,592

	September 30, 2023	December 31, 2022
Assets
THC Cannabis	$268,211	$343,410
CBD Wellness	400	625
Corporate	663	697
Total Assets	$269,274	$344,732

Note 18 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The below table presents detailed information of selling, general and administrative expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rent Expenses	$4,883	$3,964	$13,591	$9,787
Salaries and Benefits	4,646	5,324	13,610	13,843
Security Expenses	343	244	1,029	834
Other Business Taxes	508	14	914	392
Bad Debt Expense	6,523	(110)	6,852	—
Professional Services	790	498	2,781	2,594
Other General and Administrative Expenses	1,036	3,004	5,734	7,921
Total Selling, General, and Administrative	$18,729	$12,938	$44,511	$35,371

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 19: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 20, 2023, which is the date these condensed consolidated interim financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated interim financial statements.

On October 2, 2023, the Company amended the unsecured convertible promissory note with Healthy Pharms Inc. wherein the interest rate was amended to 12.0% per annum and the maturity date was extended to December 18, 2024. Beginning January 15, 2024, the Company shall make monthly cash payments of $50,000 through the maturity date. In November 2023, the Company issued 10,359,372 Class A Subordinate Voting Shares to the noteholder to settle $1,992,187 of the promissory note.

On October 6, 2023, the Company amended the October 2021 Convertible Note wherein payment of interest shall be deferred and become due and payable upon the earlier of the maturity date, a change of control, or event of default under the existing agreement terms. In addition, the outstanding balance, including any deferred interest payments, shall accrue interest at a rate of 10.0% per annum through maturity. The conversion price was amended to $0.23 per share.

On October 10, 2023, the Company amended the Promissory Note Purchase Agreement with HI 4Front, LLC and Navy Capital Green Fund, LP wherein the maturity date was extended to January 1, 2024. As consideration for the amendment, the Company paid an extension fee of C$65,000 in the form of 1,283,425 share purchase warrants, wherein each warrant is exercisable into one (1) Subordinate Voting Share at an exercise price of US$0.20 and expire on October 17, 2027.

On October 13, 2023, the Company entered into a senior secured credit facility agreement for an aggregate principal up to $10.0 million in which a term loan in the amount of $6.0 million was drawn on the closing date and a second tranche of $4.0 million is available to be drawn through July 13, 2024. The term loans accrue interest paid monthly in arrears at a rate equal to the greater of (a) the sum of the prime rate and 7.0% and (b) 15.5% per annum. The term loans mature on December 1, 2023 and include extension terms under certain circumstances no further than September 30, 2026. For each term loan, the Company shall pay an origination fee equal to 7.0% of the principal amount of the term loan upon issuance. In addition, the Company shall pay a commitment fee on the undrawn second tranche which shall accrue at a rate per annum of 2.0% through the earlier of July 13, 2024 and the date on which the maximum facility amount is drawn. The Company may prepay the term loans, in whole or in part, at any time subject to the prepayment fee based on the date of the prepayment. Further, the Company shall pay an exit fee of $1.4 million upon the earlier of the maturity date or the date on which the obligations are paid in full. The term loans shall be secured by senior liens on all assets of the Company and borrowing subsidiaries.

The agreement contains financial covenants that (a) require the Company to have minimum liquidity of at least $3.0 million beginning December 31, 2023, (b) have a fixed charge coverage ratio of no less than 1.10 to 1:00 beginning June 30, 2024 and (c) have a consolidated leverage ratio of no more than 3.00 to 1:00 beginning June 30, 2024. The Loan Agreement contains additional covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain dispositions and enter into certain transactions with affiliates.

The proceeds of the term loans shall be used only to acquire and build out new or improve existing dispensaries in Illinois, resolve certain liabilities, and pay expenses related to the transaction as defined in the agreement.

On November 13, 2023, in connection with the $10.0 million senior secured credit facility agreement, the Company issued 15,900,000 restricted stock units ("RSU") to the lender, ALT Debt II, LP wherein each RSU is exercisable into one (1) Class A Subordinate Voting Share upon the earliest of certain specified conditions at an issue price of C$0.31 per RSU.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
On November 8, 2023, the Company shuttered operations at the Ann Arbor, Michigan dispensary location. As of September 30, 2023, this event did not qualify for discontinued operations treatment. For the nine months ended September 30, 2023, the Michigan dispensary contributed $1.2 million in revenue and a net loss of $0.4 million.

On November 17, 2023, the Company entered into an agreement with a third party to purchase a significant piece of equipment for a purchase price of $1.4 million. $0.95 million of the purchase price is to be paid in cash with the remaining $0.5 million contemplated in a promissory note. This equipment was classified as assets related to discontinued operations as of September 30, 2023.

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Westside Visionaries, LLC ("Westside") for a total purchase price of $2.4 million to be paid in cash, a promissory note, and Class A Subordinate Voting Shares. In addition, Westside has issued a $2 million secured promissory note to fund the permitted expansion for the dispensary build out with a maturity date of the earlier of the second anniversary of closing (license approval) or the third anniversary of the date on which the note was executed. Westside holds a conditional adult use dispensary license in the state of Illinois which shall convert to a state license upon regulatory approval. The transfer of the license is subject to regulatory approval.

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

Overview

4Front Ventures Corp. ("4Front", the "Company", "we" or "our") has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, the Company operates six dispensaries and four production and cultivation facilities in Massachusetts, Illinois, and Michigan as of September 30, 2023. The Company's six "MISSION" branded dispensaries are located in: Brookline, MA; Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; Calumet City, IL; and Ann Arbor, MI. The Company's cultivation and production assets are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022.

4Front operations are structured in key geographic locations across the United States to scale operations efficiently and position the company for future growth opportunities as cannabis legalization efforts continue across the U.S. and federally. Management intends to continue scaling operations in Illinois and Massachusetts to increase its market share. The Company has made significant investments in manufacturing facilities in each of these locations. In January 2022, the Company acquired a new cultivation facility in Holliston, MA in the New England Cannabis Corporation ("NECC") acquisition, which doubled the Company's cultivation footprint in the Massachusetts market. The Company has continued to expand its footprint in the Illinois market with the development of the Matteson facility which is currently in progress. Additionally, the company entered into an agreement to purchase a cannabis license to enable the Company to open an additional dispensary in the state of Illinois. In addition to scaling and driving operational effectiveness, the Company will also focus on developing trusted brand products to grow revenue, build customer loyalty and market share.

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

Recent Developments

Discontinued THC Operations in California

During the fiscal quarter ended September 30, 2023, the Company ceased its THC cannabis cultivation and production operations in the state of California (together, the "California operations"). The Company concluded the abandonment of its California operations represented a strategic shift and thus all assets and liabilities to the operations within the state of California were classified as discontinued operations. Revenue and expenses, gains or losses relating to the discontinuation of California operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

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

Management Changes

Effective July 31, 2023, Keith Adams resigned as Chief Financial Officer of the Company. Effective August 4, 2023, Nicole Frederick was named Interim Chief Financial Officer.

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

The Company shall pay an extension fee of $0.52 million payable in cash on May 1, 2024. In addition, the Company shall issue warrants equal to 33% of the loan balance, or approximately $17.06 million, wherein each warrant shall be exercisable into one Subordinate Voting Share of the Company at an exercise price not less than $0.17 through May 1, 2026. Refer to Note 8 of the financial statements for further information.

Debt Amendments

On September 28, 2023, the Company amended the unsecured promissory note dated September 20, 2019 wherein the interest rate was reduced to 11% per annum through March 15, 2024 and the maturity date was extended to November 30, 2024. By March 15, 2024, the parties will agree to an interest rate on the promissory note through maturity. The Company shall make monthly payments of $25,000 through December 2023 and monthly interest payments thereafter.

On October 2, 2023, the Company amended the unsecured convertible promissory note with Healthy Pharms Inc. wherein the interest rate was amended to 12.0% per annum and the maturity date was extended to December 18, 2024. Beginning January 15, 2024, the Company shall make monthly cash payments of $50,000 through the maturity date. In November 2023, the Company issued 10,359,372 Class A Subordinate Voting Shares to the noteholder at an exercise price of C$0.26 per share to settle $1,992,187 of the promissory note.

On October 6, 2023, the Company amended the October 2021 Convertible Note wherein payment of interest shall be deferred and become due and payable upon the earlier of the maturity date, a change of control, or event of default under the existing agreement terms. In addition, the outstanding balance, including any deferred interest payments, shall accrue interest at a rate of 10.0% per annum through maturity. The conversion price was amended to $0.23 per share.

On October 10, 2023, the Company amended the Promissory Note Purchase Agreement with HI 4Front, LLC and Navy Capital Green Fund, LP wherein the maturity date was extended to January 1, 2024. As consideration for the amendment, the Company paid an extension fee of C$65,000 in the form of 1,283,425 share purchase warrants, wherein each warrant is exercisable into one (1) Subordinate Voting Share at an exercise price of US$0.20 and expire on October 17, 2027.

$10M Senior Secured Credit Facility

On October 13, 2023, the Company entered into a senior secured credit facility for an aggregate principal up to $10,000,000 in which a term loan in the amount of $6,000,000 was drawn on the closing date and a second tranche of $4,000,000 is available to be drawn through July 13, 2023. The term loans accrue interest paid monthly in arrears at a rate equal to the greater of (a) the sum of the prime rate and 7.0% and (b) 15.5% per annum. The term loans mature on December 1, 2023 and include extension terms under certain circumstances no further than September 30, 2026. For each term loan, the Company shall pay an origination fee equal to 7.0% of the principal amount of the term loan upon issuance. In addition, the Company shall pay a commitment fee on the undrawn second tranche which shall accrue at a rate per annum of 2.0% through the earlier of July 13, 2023 and the date on which the maximum facility amount is drawn. The Company may prepay the term loans, in whole or in part, at any time subject to the prepayment fee based on the date of the prepayment. Further, the Company shall pay an exit fee of $1,400,000 upon the earlier of the maturity date or the date on which the obligations are paid in full. The funds are committed to building out the Company’s retail operations in Illinois in connection with the imminent launch of its new state-of-the-art cultivation and processing facility in Matteson. Refer to Note 19 of the financial statements for further information.

Closure of Michigan Location

On November 8, 2023, the Company shuttered operations at the Ann Arbor, Michigan dispensary location. As of September 30, 2023, this event did not qualify for discontinued operations treatment. For the nine months ended September 30, 2023, the Michigan dispensary contributed $1.2 million in revenue and a net loss of $0.4 million.

Equipment Sale

On November 17, 2023, the Company entered into an agreement with a third party to purchase a significant piece of equipment for a purchase price of $1.4 million. $0.95 million of the purchase price is to be paid in cash with the remaining $0.5 million contemplated in a promissory note. This equipment was classified as assets related to discontinued operations as of September 30, 2023.

Asset Acquisition of Westside Visionaries, LLC

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Westside Visionaries, LLC ("Westside") for a total purchase price of $2.4 million to be paid in cash, a promissory note, and Class A Subordinate Voting Shares. In addition, Westside has issued a $2 million secured promissory note to fund the permitted expansion for the dispensary build out with a maturity date of the earlier of the second anniversary of closing (license approval) or the third anniversary of the date on which the note was executed. Westside holds a conditional adult use dispensary license in the state of Illinois which shall convert to a state license upon regulatory approval. The transfer of the license is subject to regulatory approval.

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

Results of Operations

Three Months Ended September 30, 2023 Compared With Three Months Ended September 30, 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue from Sale of Goods	$20,110	$25,035	$(4,925)	20%
Real Estate Income	2,892	3,065	(173)	6%
Total Revenues	23,002	28,100	(5,098)	18%
Cost of Goods Sold	(13,722)	(11,039)	(2,683)	24%
Gross Profit	9,280	17,061	(7,781)	46%
Total Operating Expense	23,419	14,720	8,699	59%
Income (Loss) from Continuing Operations	(14,139)	2,341	(16,480)	704%
Total Other Expense, net	(16,488)	(3,010)	(13,478)	448%
Net Loss from Continuing Operations Before Income Taxes	(30,627)	(669)	(29,958)	4477%
Income Tax Benefit (Expense)	4,199	(3,321)	7,520	226%
Net Loss from Continuing Operations	$(26,428)	$(3,990)	$(22,438)	562%
Net Loss from Discontinued Operations, Net of Taxes	(35,668)	(4,611)	(31,057)	674%
Net Loss	$(62,096)	$(8,601)	$(53,495)	622%

Revenue from Sale of Goods

Revenue from the sale of goods related to continuing operations for the three months ended September 30, 2023 was $20.1 million, a decrease of $4.9 million or 20% compared to the three months ended September 30, 2022. Refer to the segment discussion below for specific revenue drivers quarter over quarter.

Real Estate Income

Real estate income from leasing cannabis production facilities for the three months ended September 30, 2023 was $2.9 million, which remained materially consistent compared to the $3.1 million recognized for the three months ended September 30, 2022.

Total revenue from continuing operations in the reportable segments from which we operate were as follows:

	For the Three Months Ended September 30,		Change
	2023	2022	$	%
THC Cannabis	$22,840	$28,276	$(5,436)	19%
CBD Wellness	162	(176)	338	192%
Total Net Revenues	$23,002	$28,100	$(5,098)	18%

Net revenues for the THC cannabis segment were $22.8 million for the three months ended September 30, 2023, a decrease of $5.4 million or 19%, compared to the three months ended September 30, 2022. The decrease was primarily attributable to price compression in Illinois as well as liquidation of products and pricing declines year-over-year in Massachusetts.

Net revenues for the CBD wellness segment were materially consistent for the three months ended September 30, 2023 and 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 was $13.7 million, an increase of $2.7 million or 24% compared to $11.0 million for the three months ended September 30, 2022. Due to the economic environment as well as cannabis market and regulations compared to the prior year, the Company has experienced an increase in the direct cost of labor and materials, indirect costs such as utilities and supplies used in the growing process, and indirect labor costs for individuals involved in the growing, quality control and inventory processes, as well as certain facility costs.

Gross Profit

Gross profit for the three months ended September 30, 2023 was $9.3 million, or 40% of revenue, compared to $17.1 million, or 61% of revenue, for the three months ended September 30, 2022. The decrease in gross profit percentage of 20% was primarily due to increase in cost of goods sold as described above coupled with a general decline in the cannabis market compared to the prior year.

Total Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization, equity based compensation expense, and transaction related expenses. Total operating expenses for the three months ended September 30, 2023 were $23.4 million, an increase of $8.7 million or 59%, as compared to the three months ended September 30, 2022. The increase was primarily attributed to a one time reserve for bad debt on our Washington sublease revenue of $6.5 million recorded in Q3 2023 as compared to nil in Q3 2022 and the issuance of RSUs and stock options as part of the Company's compensation structure during the current quarter.

Total Other Expense, net

Other expense consists primarily of interest expense, change in fair value of derivative liability, and other expenses. Total other expense for the three months ended September 30, 2023 was $16.5 million, as compared to $3.0 million for the three months ended September 30, 2022. The increase of $13.5 million was primarily due to a change in fair value of derivative liability of $11.9 million recognized during the current period for the warrants issued in August 2023.

Net Loss

Net loss from continuing operations for the three months ended September 30, 2023 was $26.4 million, compared to $4.0 million for the three months ended September 30, 2022. The increase in net loss for the three months ended September 30, 2023 was primarily attributable to the changes in fair value of derivative liability, the increase in operating expenses, and the decline in gross profit as described above.

Nine Months Ended September 30, 2023 Compared With Nine Months Ended September 30, 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenue from Sale of Goods	$67,709	$70,847	$(3,138)	4%
Real Estate Income	8,747	8,981	(234)	3%
Total Revenues	76,456	79,828	(3,372)	4%
Cost of Goods Sold	(38,884)	(35,680)	(3,204)	9%
Gross Profit	37,572	44,148	(6,576)	15%
Total Operating Expense	52,041	40,870	11,171	27%
Income (Loss) from Continuing Operations	(14,469)	3,278	(17,747)	541%
Total Other Expense, net	(24,276)	(3,069)	(21,207)	691%
Net Income (Loss) from Continuing Operations Before Income Taxes	(38,745)	209	(38,954)	18646%
Income Tax Expense	(818)	(9,801)	8,983	92%
Net Loss from Continuing Operations	$(39,563)	$(9,592)	$(29,971)	312%
Net Loss from Discontinued Operations, Net of Taxes	(45,389)	(11,449)	(33,940)	296%
Net Loss	$(84,952)	$(21,041)	$(63,911)	304%

Revenue from Sale of Goods

Revenue from sale of goods related to continuing operations for the nine months ended September 30, 2023 was $67.7 million, a decrease of $3.1 million or 4% compared to the nine months ended September 30, 2022. Refer to the segment discussion below for specific revenue drivers quarter over quarter.

Real Estate Income

Real estate income from leasing cannabis production facilities for the nine months ended September 30, 2023 was $8.7 million, which remained materially consistent compared to the $9.0 million recognized for the nine months ended September 30, 2022.

Total revenue from continuing operations in the reportable segments from which we operate were as follows:

	For the Nine Months Ended September 30,		Change
	2023	2022	$	%
THC Cannabis	$75,815	$79,495	$(3,680)	5%
CBD Wellness	641	333	308	92%
Total Net Revenues	$76,456	$79,828	$(3,372)	4%

Net revenues for the THC cannabis segment were $75.8 million for the nine months ended September 30, 2023, a decrease of $3.7 million or 5%, compared to the nine months ended September 30, 2022. The decrease was primarily attributed to price compression in Illinois as well as liquidation of products and pricing declines year-over-year in Massachusetts. Net revenues for the CBD wellness segment were materially consistent for the nine months ended September 30, 2023 and 2022.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 was $38.9 million, an increase of $3.2 million or 9% compared to $35.7 million for the nine months ended September 30, 2022. Due to the economic environment as well as cannabis market and regulations during 2023, the Company has experienced an increase in the direct cost of labor and materials, indirect costs such as utilities and supplies used in the growing process, and indirect labor costs for individuals involved in the growing, quality control and inventory processes, as well as certain facility costs.

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $37.6 million, or 49% of revenue, compared to $44.1 million, or 55% of revenue, for the nine months ended September 30, 2022. The decrease in gross profit percentage of 6% was primarily due to the increase in cost of goods sold as described above coupled with pricing compression across the Company's markets.

Total Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization, equity based compensation expense, and transaction related expenses. Total operating expenses for the nine months ended September 30, 2023 was $52.0 million, an increase of $11.2 million or 27%, as compared to the nine months ended September 30, 2022. This increase was attributed to an additional $3.2 million in lease related expenses resulting from expansion of the Company's operations, an increase in bad debt expense of $6.5 million, and an increase in share based compensation primarily due to the issuance of 9,300,250 shares of Subordinate Voting Shares to the Company's Chief Executive Officer, Leo Gontmakher, and the issuances of restricted share options for certain executives during the fiscal third quarter of 2023 as compared to the same period in 2022.

Total Other Expense, net

Other expense consists primarily of interest expense, change in fair value of derivative liability, gain on contingent consideration payable, and other expenses. Total other expense for the nine months ended September 30, 2023 was $24.3 million, as compared to $3.1 million for the nine months ended September 30, 2022. The increase of $21.2 million was primarily due to a loss on changes in fair value of derivative liability of $11.9 million in the current year as compared to a gain on changes in fair value of derivative liability of $3.5 million in the prior year. In addition, the Company recognized a gain on contingent consideration payable of $2.4 million for the nine months ended September 30, 2022 versus none in the current year. During the nine months ended September 30, 2023, other expense of $2.6 million primarily consisted of an expense accrual of $1.3 million related to an Illinois cultivation tax audit while no such transactions occurred in the prior year.

Net Loss

Net loss from continuing operations for the nine months ended September 30, 2023 was $39.6 million, compared to $9.6 million for the nine months ended September 30, 2022. The increase in net loss for the nine months ended September 30, 2023 was primarily attributable to the changes in fair value of derivative liability, the increase in general and administrative expenses, and the decline in gross profit as described above.

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

The following table reconciles Net Loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss (GAAP)	$(62,096)	$(8,601)	$(84,952)	$(21,041)
Less: Net loss from discontinued operations, net of taxes	35,668	4,611	45,389	11,449
Net loss from continuing operations	(26,428)	(3,990)	(39,563)	(9,592)

Interest income	21	(6)	—	(8)
Interest expense	3,322	3,642	9,561	9,066
Income tax expense	(4,199)	3,321	818	9,801
Depreciation and amortization	1,416	1,564	4,222	4,594
EBITDA from Continuing Operations (Non-GAAP)	$(25,868)	$4,531	$(24,962)	$13,861

Share-based compensation	3,678	863	4,912	2,291
Impairment of goodwill and intangible assets	—	—	—	—
Change in fair value of derivative liability	11,931	(420)	11,931	(3,494)
Change in fair value of contingent consideration	—	—	—	(2,393)
Loss on disposal and lease termination	160	—	160	—
Loss on litigation settlement	—	250	3	250
Sale leaseback related interest expense and non-cash operating lease amortization	1,418	1,072	4,309	3,901
Facility start-up costs/under-absorbed overhead costs	2,987	1,882	8,907	5,736
Fair value mark-up for acquired inventory	—	—	—	—
Acquisition, transaction, and other non-cash costs	9,154	—	10,459	3,840
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$3,460	$8,178	$15,719	$23,992

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

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had total current liabilities of $97.9 million and $77.5 million, respectively, and current assets of $33.8 million and $53.3 million, respectively, to meet our current obligations. As of September 30, 2023 and December 31, 2022, we had a working capital deficit of $64.2 million compared to $24.2 million. The decline in working capital of $40.0 million was primarily driven by a decrease in cash of $11.5 million as the Company continues its retail expansion strategy and completes the buildout of the cultivation and production facility in Matteson. This was coupled with an increase in taxes payable of $2.0 million given the Company's expanded operations compared to the prior year in addition to a derivative liability of $16.1 million as of September 30, 2023 related to warrants issued in July 2023 in connection with the amendment of the senior secured debt with LI Lending. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

Cash Flows

Cash Flows from discontinued operations are separately presented on the statement of cash flow for each operating, investing, and financing section of the statement. For liquidity purposes, the focus of this section is on the cash flow from continuing operations which is expected to affect future liquidity and capital resources.

Net Cash Provided by Continuing Operating Activities

Net cash provided by continuing operating activities was $3.4 million for the nine months ended September 30, 2023, an decrease of $6.2 million as compared to $9.5 million for the nine months ended September 30, 2022. The increase was primarily attributable to the increase in net loss as a result of a decrease in gross profits as described above.

Net Cash Used in Continuing Investing Activities

Net cash used in continuing investing activities was $0.5 million for the nine months ended September 30, 2023, a decrease of $26.1 million as compared to $26.6 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the financing of acquisition activity in 2022. In the nine months ended September 30, 2023, there were no comparable transactions.

Net Cash (Used in) Provided by Continuing Financing Activities

Net cash used in financing activities for continuing operations was $6.6 million for nine months ended September 30, 2023, a decrease of $18.3 million as compared to $11.7 million of cash provided by financing activities for the nine months ended September 30, 2022. The decrease was primarily attributable to the non-recurring nature of the proceeds from the construction finance liability of $16.0 million associated with the NECC acquisition during the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On January 26, 2022, Savills, Inc. sued the Company in the U.S. District Court for the Southern District of New York. That lawsuit alleged the Company had breached an alleged agreement with Savills under which the Company was allegedly required to pay Savills a percentage of savings realized under certain incentive programs offered in some jurisdictions, which Savills would assist the Company in obtaining. Savills claimed damages of approximately $19.4 million in connection with its claim that it obtained benefits for the Company allegedly valued at over $129.0 million. The Company denied these allegations, denied the Company had obtained such benefits, disputed Savills’ characterization of the facts, and denied liability. The Company filed a counterclaim against Savills alleging breach of contract by Savills. On August 3, 2022, the parties reached a confidential settlement in principle and agreed to dismissal of all claims, which was finalized on September 12, 2022 and required the Company to pay $0.25 million in five monthly installments beginning in October 2022. In addition to this initial payment, there is a portion of the settlement that is contingent on future tax savings. As of September 30, 2023, this additional contingent amount is not reasonably estimable.

On May 9, 2023, Florival LLC (“Florival”) sued the Company in the California Superior Court for the County of Santa Cruz. The lawsuit alleged the Company had breached an agreement with Florival under which Company subsidiary Island Global Holdings, Inc. (“Island”) agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. The Company denied it had any direct liability under the agreement, which was executed two years before the Company’s acquisition of Island and asserted an unclean hands defense on behalf of both the Company and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against the Company and Island. The Company and Island intends to appeal the decision. Management has accrued $0.85 million related to this matter as of September 30, 2023.

On September 14, 2023, Teichman Enterprises, Inc. (“Teichman”) sued Company subsidiary 4Front California Capital Holdings, Inc. (“4Front CA”) in the California Superior Court for the County of Los Angeles. The lawsuit alleged 4Front CA had breached a lease with Teichman for 4Front CA’s facility in Commerce, California by failing to pay rent due under the lease. Teichman sought possession of the property and damages of $0.6 million. 4Front CA denied the allegations, but vacated the facility. Trial is set for January 2024. Management has accrued $0.6 million related to this matter as of September 30, 2023.

On September 29, 2023, Teichman Enterprises, Inc. sued 4Front CA and the Company in the Superior Court for the County of Los Angeles. The lawsuit alleged the Company had breached a lease agreement with Teichman under which the Company entered into a 10 year lease commitment ending on January 31, 2029, and that the Company breached its guarantee of the lease. Teichman has alleged total rent owed under the lease agreement is $13.4 million in addition to a license fee of $1.0 million. Total damages sought from Teichman under the lease contracts is $15.5 million. 4Front CA and the Company denied the allegations in the compliant, and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. Based on management's review of case, the Company has accrued $2.0 million associated with this legal liability as of September 30, 2023.

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

4FRONT VENTURES CORP.

Date: November 20, 2023	By:	/s/ Leonid Gontmakher
Leonid Gontmakher
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Nicole Frederick
Nicole Frederick
Interim Chief Financial Officer
(Principal Financial Officer)