Form 10-K
period 2023-12-31
4Front Ventures Corp.
filed 2024-04-15
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

7010 E. Chauncey Lane, Suite 235 Phoenix, Arizona 85054
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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $88,955,560, based on the closing sale price reported for such date on the OTCQX. Common stock held by each executive officer, director and holder of more than 5% of the registrant’s common stock have been excluded based on the assumption that such persons may be deemed to be affiliates. These assumptions should not be deemed to constitute an admission that such persons are affiliates, or that there are not other persons who may be deemed to be affiliates, of the registrant.

As of April 10, 2024, there were 912,923,993 shares of the registrant’s Class A Subordinate Voting Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

4Front Ventures Corp.

FORM 10-K
For the Annual Period Ended December 31, 2023

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

Trademarks, Trade Names and Service Marks

“4Front,” “4Front Ventures,” “Mission” and other trademarks or service marks of 4Front appearing in this annual report are the property of 4Front Ventures Corp. or its subsidiaries. The other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this annual report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Other Pertinent Information

As of April 10, 2024, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (“SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS. Holders of SVS are entitled to one vote in respect of each SVS. Holders of MVS are entitled to 800 votes in respect of each MVS and have certain conversion rights as further described in Note 12 of the Company’s audited consolidated financial statements appearing elsewhere in this annual report.

As of April 10, 2024, 912,923,993 SVS and 1,276,208 MVS were issued and outstanding.

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
•implications of the war in Ukraine;
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

PART I

Item 1. Business.

4Front Ventures Corp. (“4Front” or the “Company”) is a vertically integrated, multi-state cannabis operator and retailer, with a market advantage in mass-produced, low-cost, quality branded cannabis products. The Company manufactures and distributes a portfolio of over 25 cannabis brands including Mission, the Hunt, Marmas, Crystal Clear, Legends, and Island. The Company distributes its products through third party retail outlets, as well as the Company’s chain of branded dispensaries. From plant genetics to automated manufacturing, to the cannabis retail experience – 4Front’s team applies expertise across the entire cannabis value chain.

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

The Company has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, as of December 31, 2023, the Company operated five cannabis dispensaries in Massachusetts and Illinois under the “MISSION” brand name, three cultivation and production facilities in Massachusetts, and one cultivation and production facility in Illinois. The Company produces the majority of the products that are sold at its Massachusetts and Illinois MISSION dispensaries.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company, that sells non-THC products throughout the United States.

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

Recent Developments

Asset Acquisition of Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC, which holds a conditional adult use dispensary license in the state of Illinois. The transfer of the license is subject to regulatory approval. Please see Note 7 of the consolidated financial statements for a full description of the transaction.

Asset Acquisition of Westside Visionaries, LLC

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Westside Visionaries, LLC ("Westside") for a total purchase price of $2.4 million to be paid in cash, a promissory note, and Class A Subordinate Voting Shares. In addition, Westside has issued a $2.0 million secured promissory note to fund the permitted expansion for the dispensary build-out with a maturity date of the earlier of the second anniversary of closing (license approval) or the third anniversary of the date on which the note was executed. Westside holds a conditional adult use dispensary license in the state of Illinois which shall convert to a state license upon regulatory approval. The transfer of the license is subject to regulatory approval.

Discontinued THC Operations in California

During the fiscal quarter ended September 30, 2023, the Company ceased its THC cannabis cultivation and production operations in the state of California (together, the "California operations"). Each of the Company’s California subsidiaries filed an intent to wind up and dissolve with the Secretary of State of California in January 2024. The Company's abandonment of its California operations represented a strategic shift, and thus all assets and liabilities related to the operations within the state of California were classified as discontinued operations. Revenue and expenses, gains and losses relating to the discontinuation of its California operations were eliminated from the Company's profit and loss from continuing operations, and are shown as a single line item in the consolidated statements of operations for all periods presented.

Closure of Michigan Location

On May 19, 2023, the Company entered into an Asset Purchase Agreement to sell its retail dispensary located in Ann Arbor, Michigan, which was subsequently amended in January 2024. On November 8, 2023, the Company shuttered operations at the dispensary. The transaction is subject to close upon regulatory approval which is expected in the first half of 2024.

Construction of the Matteson Facility

On July 7, 2023, the Company amended its lease agreement for the cultivation and production facility in Matteson, Illinois (the "Matteson Facility"), to apply its security deposit mainly to the monthly base rent for the four month period ended November 30, 2023; to defer payment of the $2.2 million increase in security deposit, to be funded as draws on the tenant improvement allowance through November 30, 2023; and to make pro-rata payments of such deferred payments equal to 1/12 of the aggregate amount, concurrently with monthly base rent installments, for the twelve month period commencing January 1, 2024.

On December 6, 2023, the Company amended its lease agreement for the Matteson Facility, making an encroachment agreement and the dumpster enclosure agreement part of its lease.

On January 1, 2024, the Company amended its lease agreement for the Matteson Facility to reduce the rent for the property through October 2024, applying the security deposit to be made to certain reimbursements owed to the landlord, and extending the term of the lease for the facility and the other properties leased by the Company from Innovative Industrial Properties through December 31, 2044.

On February 5, 2024, the Company completed construction of the Matteson Facility, with operations expected to commence in the second quarter of fiscal 2024. The state-of-the-art Matteson Facility, now one of the largest cultivation and manufacturing centers in Illinois, spans approximately 250,000 square feet of production space, and includes the use of innovative and energy efficient technologies such DLC-certified LED lighting, HVAC systems utilizing cutting edge compressor wall technology, and fully automated irrigation and fertigation systems.

Extension of Secured Debt

On July 31, 2023, the Company entered into a definitive agreement with the Company’s secured lender, LI Lending, LLC (“LI”), a related party, to extend the maturity date to May 1, 2026, reduce the interest rate to 12.0% per annum beginning May 1, 2024, and expand the amount of third-party financings allowed under the December 17, 2020 Amended and Restated Loan and Security Agreement (“Loan”) between 4Front and LI.

The Company agreed to pay an extension fee of $0.5 million payable in cash on May 1, 2024. In addition, the Company issued warrants to purchase a variable number of subordinate voting shares to LI wherein each warrant shall be exercisable into one (1) Subordinate Voting Share of the Company at an exercise price of $0.17 through May 1, 2026. Because 4Front obtained permitted secured debt senior to the Loan in excess of $8.0 million (up to the $10.0 million maximum) as described below, 100% of the warrants became exercisable by cashless exercise.

On January 29, 2024, the Company agreed with LI to convert $23.0 million of the Company’s secured debt to Class A Subordinate Voting Shares at market price and issued LI a warrant for 36,702,127 shares of Class A Subordinate Voting Shares at a price of $0.11, as well as a restricted stock unit agreement providing that, in the event of a financing by the Company at less than C$0.125 per share of Class A Subordinate Voting Shares, LI shall be entitled to receive the number of shares necessary to restore it to 18.43% of the voting interests of the Company.

Debt Amendments

On September 28, 2023, the Company amended the unsecured promissory note dated September 20, 2019 wherein the interest rate was reduced to 11% per annum through March 15, 2024, and the maturity date was extended to November 30, 2024. By March 15, 2024, the parties intend to agree to an interest rate on the promissory note through maturity. The Company shall make monthly payments of $25,000 through December 2023 and monthly interest payments thereafter.

On October 2, 2023, the Company amended the unsecured convertible promissory note with Healthy Pharms Inc., wherein the interest rate was amended to 12.0% per annum and the maturity date was extended to December 18, 2024. Beginning January 15, 2024, the Company shall make monthly cash payments of $50,000 through the maturity date. In November 2023, the Company issued 10,359,372 Class A Subordinate Voting Shares to the note holder at an exercise price of C$0.26 per share to settle $1,992,187 of the promissory note.

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

On October 10, 2023, the Company amended the Promissory Note Purchase Agreement with HI 4Front, LLC and Navy Capital Green Fund, LP, wherein the maturity date was extended to January 1, 2024. As consideration for the amendment, the Company paid an extension fee of C$65,000 in the form of 1,283,425 share purchase warrants, wherein each warrant is exercisable into one (1) Subordinate Voting Share at an exercise price of US$0.20 and expire on October 17, 2027.

$10 Million Senior Secured Credit Facility

On October 13, 2023, the Company entered into a senior secured credit facility with ALT Debt II, LP for an aggregate principal of up to $10.0 million (the "Credit Facility"). A term loan in the amount of $6.0 million was drawn on the closing date and a second tranche of $4.0 million is available to be drawn through July 13, 2024 (together the “Term Loans”). The Term Loans accrue interest, paid monthly in arrears, at a rate equal to the greater of (a) the sum of the prime rate and 7.0% and (b) 15.5% per annum. The Term Loans initially matured on December 1, 2023, and included extension terms under certain circumstances to no further than September 30, 2026. For each term loan, the Company shall pay an origination fee equal to 7.0% of the principal amount of the term loan upon issuance. In addition, the Company shall pay a commitment fee on the undrawn second tranche, which shall accrue at a rate per annum of 2.0% through the earlier of July 13, 2024 and the date on which the maximum facility amount is drawn. The Company may prepay the term loans, in whole or in part, at any time subject to the prepayment fee based on the date of the prepayment. Further, the Company shall pay an exit fee of $1.4 million upon the earlier of the maturity date or the date on which the obligations are paid in full. The funds are committed to building out the Company’s retail operations in Illinois in connection with the launch of the Matteson Facility. Refer to Note 11 of the financial statements for further information.

In connection with the Credit Facility, on November 13, 2023, the Company entered into a restricted stock unit ("RSU") agreement with ALT Debt II, LP to issue a total of 15,900,000 RSU's, wherein each RSU is exercisable into one (1) Class A Subordinate Voting Share upon the earliest of certain specified conditions, at an issue price of C$0.31 per RSU. If at the time of the distribution event the number of SVS underlying the RSUs is less than 2.12% of the fully diluted SVS of the Company (calculated in accordance with the terms of the RSU Agreement), an additional number of RSUs will be issuable to ALT Debt II, LP by the Company with respect to the deficiency, each issuable at the closing market price on the Canadian Securities Exchange on the trading day prior to issuance.

Equipment Sale

On November 17, 2023, the Company entered into an agreement with a third party to purchase a significant piece of equipment for a purchase price of $1.4 million. $0.95 million of the purchase price was paid in cash with the remaining $0.5 million contemplated in a promissory note. This equipment was classified as assets related to discontinued operations as of December 31, 2023.

Management Changes

Effective March 14, 2023, the Board of Directors appointed Kristopher Krane as an interim member of the Board. Mr. Krane has continued to serve as a strategic advisor to the Company since stepping down as 4Front Co-Founder and President of Mission Dispensaries after more than a decade with the business.

Effective May 16, 2023, Amit Patel resigned as a director and the Chair of the Audit Committee of the Company.

Effective July 31, 2023, Keith Adams resigned as Chief Financial Officer of the Company. Effective August 4, 2023, Nicole Frederick was named Interim Chief Financial Officer.Effective November 30, 2023, Nicole Frederick resigned as Chief Financial Officer of the Company. Effective December 1, 2023, Peter Kampian was appointed as Chief Financial Officer. A description of Mr. Kampian's business experience and executive compensation is included in "Item 10. Directors, Executive Officers and Corporate Governance" and "Item 11. Executive Compensation" in this Form 10-K.

Effective January 8, 2024, Leonid Gontmakher resigned as Chief Executive Officer. Mr. Gontmakher will remain on the board of directors of the Company as a director and will continue to serve as a consultant to the Company.

Effective January 8, 2024, Andrew Thut was appointed as Chief Executive Officer. Mr. Thut resigned as Chief Investment Officer at that time.

Business

As of December 31, 2023, the Company had two business segments:

•THC Cannabis – Encompassing the cultivation, production, manufacturing, and distribution of THC cannabis products to owned dispensaries and third-party retailers, providing ancillary services for the support of wholesale operations, and retail sales direct to end consumers
•CBD Wellness – Pure Ratios encompasses the production and sale of CBD products to third-party customers via a national direct-to-consumer e-commerce platform

THC Cannabis - Retail

As part of its THC Cannabis segment, the Company owns and operates three dispensaries in Massachusetts, and two dispensaries in Illinois. The Company leases the real estate of all three Massachusetts dispensaries and the Calument City, Illinois dispensary. The Company owns the real estate at its South Shore, Illinois dispensary. The Company has entered into two conditional management service agreements to manage the operations of the Euphoria, LLC and Westside Visionaries, LLC dispensaries, both of which are still under construction until the dispensaries receive final licenses.

The Company’s dispensaries are branded under the “MISSION” retail brand. The dispensaries sell products which are either: (1) purchased from licensed cannabis producers in the state in which they operate, if allowed under state law and regulation; or, (2) transferred from the Company’s owned production operations within the relevant state market as in the case of markets where “vertical integration” is allowed (i.e. jurisdictions in which the Company can and does own both retail and production cannabis assets such as Illinois or Massachusetts). Product availability varies depending on conditions in the Company’s key retail markets, and the performance of the Company’s own production assets. Interstate commerce of cannabis is illegal under state and federal law, and therefore the Company currently cannot transfer inventory between key markets.

The Company is focused on expanding its own production assets in order to provide better product availability for the retail segments, especially focusing on increasing supply of high-quality dried cannabis flower including markets where such product is in relatively short supply, such as Illinois and Massachusetts.

Generally, the Company sells cannabis packaged goods in accordance with applicable state law and regulation through retail dispensaries (i.e. in store). The Company has also expanded its services in certain markets to accommodate online ordering, curbside pickup, and delivery where such activities are permitted by applicable state law and regulation.

The Company operates age-gated online platforms (https://4frontventures.com/ and https://missiondispensaries.com/) for patients and customers of its dispensaries (the “Online Platform”). The content of such websites is not deemed to be incorporated by reference in this report or filed with the SEC. Prior to launching the Online Platform, the Company’s compliance team and internal and external counsel undertook a review of the applicable federal and state privacy, advertising and cannabis laws and launched the Online Platform in a manner intended to ensure compliance with such laws. The Online Platform allows patients and customers to understand the cannabis products that the Company offers, and view real-time pricing and product availability at the Company’s dispensaries, and as a repository of miscellaneous corporate and investor information. The Online Platform does not provide any education, information or any other functionalities with respect to any third-party dispensaries.

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

In jurisdictions where medical cannabis is legal, once a patient arrives at the applicable dispensary, dispensary staff must verify the patient’s identity and accreditation (such as a state-issued medical cannabis card), and confirm the patient’s allotment to ensure the user is not exceeding the state’s allotment limits. Once the foregoing is verified, the patient must pay for the product(s) to complete the purchase. If the customer does not have valid identification and accreditation, the customer will not be able to purchase medical cannabis at the applicable Company dispensary, irrespective of any reservation(s) made on the Online Platform.

In jurisdictions where recreational cannabis is legal, once a customer arrives at the applicable dispensary, dispensary staff must verify that the customer is at least 21 years of age by verifying the customer’s government-issued identification. Once the identification is verified, the customer must pay for the product(s) to complete the transaction. If the customer does not have valid identification, the customer will not be able to purchase recreational cannabis at the applicable Company dispensary, irrespective of any reservation(s) made on the Online Platform.

THC Cannabis - Cultivation & Production

As part of its THC Cannabis segment, the Company operates three facilities in Massachusetts and one facility in Illinois. The Company leases all of these facilities. The Company produces dried cannabis flower and trim, extracted cannabis products such as wax and distillate, and cannabis infused edible products in its production facilities.

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

For extract products, an additional input is butane or propane for use as a solvent. These gases are largely a commodity, with their pricing being reflective of worldwide conditions, and they are supplied to the Company’s operations by local suppliers of industrial gases and materials in the relevant jurisdictions. Prices for such inputs may be volatile, as with any other commodity.

The Company employs certain state registered and unregistered trademarks in association with its cannabis goods, including the dried cannabis flower brands “Island”, “Legends” and “The Hunt,” the edibles brands “Chewee’s”, “Hi-Burst,” “Marmas” and “KOKO Gemz,” and the extracts brands “Evergreen Cannabis”, “Dabl” and “Crystal Clear”.

CBD Wellness

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios. Pure Ratios is a cannabidiol (“CBD”) products company that sells a variety of CBD products, both directly to consumer, business to business, and through third party fulfillment vendors. The products include CBD patches, salves, roll-ons, and tablets containing CBD with apoptogenic mushroom ingredients. Pure Ratios produces certain base ingredients, such as the CBD plus proprietary ingredient mixtures which are then injected into the finished patches by contract manufacturers. The Company also sells its Pure Ratios branded products through its CBD e-commerce platform www.pureratios.com. The content of such websites is not deemed to be incorporated by reference in this report or filed with the SEC.

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

Beginning in 2020, the market experienced a significant decrease in pricing across CBD products as additional suppliers entered the market. However, if federal and state policies change in favor of the industry, and if the FDA begins to test and regulate the quality of related consumer products, the downward trend in pricing could reverse. Please see the “Description of the U.S. Legal Cannabis Industry” section for further information on the regulatory landscape in which the Company operates.

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

4FRONT VENTURES CORP
(British Columbia, Canada)
4Front Nevada Corp
(Nevada)
(fka Cannex Holdings (Nevada), Inc.)
100% Owned by 4Front Ventures Corp
4Front U.S. Holdings, Inc.
(Delaware)
100% Owned by 4Front Ventures Corp
Pure Ratios Holdings, Inc.
100% Owned by 4Front Ventures Corp
Brightleaf Development LLC
(Washington)
100% Owned and Managed by 4Front Nevada Corp
4Front Holdings, LLC
(Delaware)
100% Owned and Managed by 4Front U.S. Holdings, Inc.
Real Estate Properties, LLC
(Washington)
100% Owned and Managed by Brightleaf Development LLC
Fuller Hill Development Co, LLC
(Washington)
100% Owned and Managed by Brightleaf Development LLC
Ag-Grow Imports, LLC
(Washington)
100% Owned and Managed by Brightleaf Development LLC
Mission Partners USA, LLC
(Delaware)
100% Owned and Managed by 4Front Holdings, LLC
Linchpin Investors, LLC
(Delaware)
100% Owned and Managed by 4Front Holdings, LLC
4Front Advisors, LLC
(Arizona)
100% Owned and Managed by 4Front Holdings, LLC
8554 S. Commercial Ave, LLC
(Delaware)
100% Owned and Managed by Linchpin Investors, LLC
Harborside Illinois Grown Medicine, Inc.
(Illinois)
100% Owned and Managed by MPUSA
IL Grown Medicine, LLC
(Illinois)
100% Owned and Managed by MPUSA
Healthy Pharms, Inc.
(Massachusetts)
100% Owned and Managed by MPUSA
Mission MA, Inc.
(Massachusetts)
100% Owned and Managed by MPUSA
Mission Partners RE, LLC
(Delaware)
100% Owned and Managed by MPUSA
Mission Partners IP, LLC
(Delaware)
100% Owned and Managed by MPUSA
MMA Capital, LLC
(Massachusetts)
95% Owned and Managed by MPUSA
New England Cannabis Corp, Inc.
(Massachusetts)
(fka 4Front NECC Acquisition Co.)
100% Owned by HPI

We are and intend to be, directly or indirectly through certain of our subsidiaries and proposed acquisition targets, engaged in the cultivation, processing, sale and distribution of cannabis in the cannabis marketplaces in Illinois, and Massachusetts, and engaged in leasing cannabis cultivation and production facilities and the supply of packaging in Washington. Although we believe that all of our business activities are compliant with applicable U.S. state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

We directly or indirectly own and control the voting equity of all the subsidiaries in the percentages set forth in the table below.

Holding Entity	% Owned	State	License Number	Expiry Date	Description
Healthy Pharms Inc.	100%	MA	MTC285 MR281754 MC281631 MP281450	October 25, 2024 August 06, 2024 August 06, 2024 August 06, 2024	Co-located Cultivation / Production / Dispensary
Mission MA, Inc.	100%	MA	MTC1125 MC281288 MR281259 LIC202074 B-17-2919 MR282028	January 15, 2025 December 19, 2024 December 19, 2024 May 31, 2024 December 31, 2023 (1) December 22, 2024	Co-located Cultivation / Production / Dispensary Adult-use Dispensary
New England Cannabis Corporation, Inc.	100%	MA	MC281251 MP281466	April 11, 2025 (1) April 11, 2025 (1)	Adult-use Cultivation & Production
MMA Capital, LLC	95%	MA	N/A	N/A	Finance Company
Harborside Illinois Grown Medicine, Inc.	100%	IL	DISP.000053 284.000341-DISP 284.000342-DISP 2529888 5516	June 8, 2024 March 31, 2026 March 31, 2026 May 15, 2025 December 31, 2023 (1)	Dispensary (allowing for the operation of 2 dispensaries) Adult use/Dispensary Adult use/Dispensary
IL Grown Medicine, LLC	100%	IL	1504160768- AU 1504160768 1504160768-TR	March 31, 2025 April 16, 2024 (1) July 14, 2024	Cultivation and Transportation
Real Estate Properties LLC	100%	WA	N/A	N/A	Real Estate Holding
Ag-Grow Imports LLC	100%	WA	N/A	N/A	Importer of Equipment
Brightleaf Development LLC	100%	WA	N/A	N/A	Holding Company
Fuller Hill Development Co, LLC	100%	WA	N/A	N/A	Real Estate Holding
Pure Ratios Holdings, Inc.	100%	DE	N/A	N/A	Online CBD Retail
4Front US Holdings, Inc.	100%	DE	N/A	N/A	Holding Company
4Front Holdings, LLC	100%	DE	N/A	N/A	Holding Company
Mission Partners IP, LLC	100%	DE	N/A	N/A	IP Holding Company
Mission Partners USA, LLC	100%	DE	N/A	N/A	Investment Company
Linchpin Investors, LLC	100%	DE	N/A	N/A	Finance Company
4Front Advisors, LLC	100%	AZ	N/A	N/A	Consulting Company
4Front Nevada Corp.	100%	NV	N/A	N/A	Holding Company
(1) Renewal application has been submitted and is in process.

DESCRIPTION OF THE U.S. LEGAL CANNABIS INDUSTRY

In accordance with Canadian Securities Administrators Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is directly involved through certain subsidiaries and investees and expects to be involved in the U.S. legal cannabis industry. The Company is, through certain subsidiaries, and intends to be, directly or indirectly, through additional subsidiaries and proposed acquisition targets, directly engaged in the cultivation, processing, sale and distribution of cannabis in Illinois and Massachusetts, and in the leasing of cannabis cultivation and production facilities, sale of equipment and supplies, and licensing of intellectual property in Washington.

In accordance with the licenses outlined below, the Company has approximately $0.275 million in surety bonds with states, where required. The surety bonds carry no further liability but provide a financial assurance that the Company will perform according to the laws and regulations governing the license.

The following table is intended to assist readers in identifying those parts of this Form 10-K that address the disclosure expectations outlined in Staff Notice 51-352.

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

State	Primary Cannabis Regulator(s)	Direct, Indirect, or Ancillary Involvement in the U.S. Cannabis Industry (1)	Currently Operational?	Brief Description of
IL	Dispensary: Illinois Department of Financial and Professional Regulation (IDFPR). Cultivation Center: Illinois Department of Agriculture (DOA)	Direct	Yes	Owner of 3 dispensary licenses (allowing for the operation of 2 dispensaries, one with adult use and medical, one with adult use only) and 1 cultivation/production license. Manager of 2 additional not-yet operational adult use dispensaries.
MA	Massachusetts Cannabis Control Commission (CCC)	Direct	Yes	Owner of 2 medical treatment center licenses for retail, cultivation and processing, 3 adult use retail licenses, and 5 adult use cultivation and processing licenses.
WA	Washington State Liquor and Cannabis Board	Ancillary	Yes	Landlord and packaging supplier to cultivation and production licensees.

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

State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal. As of December 31, 2023, 38 states, the District of Columbia, the Commonwealth of the Northern Mariana Islands, Guam, Puerto Rico, and the U.S. Virgin Islands have legalized cannabis for medical use, and 24 of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, the U.S. Virgin Islands, and Guam have legalized adult use of cannabis for recreational purposes. Although many states and territories have and continue to legalize cannabis production and distribution by licensed entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia remains illegal under any and all circumstances.

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

On August 29, 2023, the U.S. Department of Health and Human Services (HHS) issued a recommendation to the U.S. Drug Enforcement Administration (DEA) that cannabis be reclassified from Schedule I to Schedule III under the Controlled Substances Act (CSA).1 In January, a review detailing the scientific findings underpinning this recommendation was provided to a Texas lawyer, Matthew Zorn, who had sued HHS for its release. While HHS Secretary Xavier Becerra previously confirmed that his agency had made a recommendation in light of President Biden’s October 2022 Executive Order, neither the text of the recommendation nor any accompanying documentation had been made public.

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

On September 27, 2019, the Joyce Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019. On December 27, 2020, the Joyce Amendment was approved as part of the omnibus spending bill for fiscal year 2021, effective through September 30, 2021. Congress has renewed the amendment several times, on September 30, 2021, December 3, 2021, February 18, 2022, and March 11, 2022. On March 15, 2022 the amendment was renewed through the signing of the fiscal year 2022 omnibus spending bill, effective through September 30, 2022. As of March 21, 2024, the Joyce Amendment is effective through September 30, 2024.

United States Federal Regulation of Industrial Hemp

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

On January 15, 2021, USDA issued its final hemp production program rule. The rule outlines various USDA requirements for state and tribal hemp programs and provides a process for submitting production plans to the USDA for approval or rejection within 60 days of submission.

The 2018 Farm Bill also preserved the FDA’s authority related to the introduction of hemp and hemp-derived compounds, such as CBD, in foods, beverages, cosmetics, and dietary supplements. The FDA’s current view is that it is unlawful under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements. When a substance is excluded from the dietary supplement definition in the FD&C Act, like CBD is, the FDA can issue a regulation, after notice and comment, finding that CBD would be lawful under the FD&C Act. On January 26, 2023, the FDA announced that it had convened an internal working group to explore new potential regulatory pathways for CBD products, but as of the date of this annual report, has not yet proposed any regulations.

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

United States State Regulation of the Cannabis Market in the States in Which We Operate

Illinois

In January 2014, the Compassionate Use of Medical Cannabis Pilot Program Act, which allows individuals diagnosed with certain debilitating or “qualified” medical conditions to access medical marijuana, became effective in Illinois. In January 2019, the Illinois Department of Health launched the Opioid Alternative Pilot Program, that allows individuals who receive or are eligible to receive a prescription for opioids to access medical marijuana. In June 2019, Illinois legalized adult use marijuana pursuant to the Cannabis Regulation and Tax Act, and effective January 1, 2020, Illinois residents 21 years of age and older may possess up to 30 grams of marijuana flower, up to 5 grams of cannabis concentrate, and up to 500 milligrams of THC in an edible product; the limits for non-residents are half these amounts.

There are five main categories of licenses available in Illinois: cultivation centers, including processing; infusers; transporters; dispensaries; and testing laboratories. Dispensaries are regulated by the Illinois Department of Financial and Professional Regulation and the remaining categories are regulated by the Illinois Department of Agriculture. Licenses are independently issued for each approved activity. All licenses must be renewed annually, except for adult use dispensing organization licenses which are every two years. In addition, the agents of each licensee, such as employees, must also be licensed. Licensed operations must also remain compliant with a number of statutory and regulatory standards, including, without limitation: storage requirements, transportation requirements and inventory tracking through the State’s official seed-to-sale vendor, BioTrack.

We are the owner of one dispensary license (allowing for the operation of two dispensaries) and one cultivation/production license in Illinois.

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

There are several categories of licenses available in Massachusetts, including those for: (i) medical marijuana treatment center (“MTC”), which are vertically integrated businesses that cultivate, process, and retail their own marijuana and marijuana products for medical use, (ii) marijuana cultivators (“MCs”), which are businesses licensed to cultivate, process, and package cannabis and to transfer marijuana to other marijuana establishments (“MEs”)—but not to consumers, and (iii) marijuana retailers (“MR”), which are businesses authorized to purchase and transport marijuana and marijuana products from other MEs, and sell or otherwise transfer marijuana and marijuana products to other MEs and consumers through retail locations which may generally only be accessed by consumers who are 21 years or older. MEs include craft marijuana cooperative, cultivator (indoor or outdoor), independent testing laboratory, marijuana courier, marijuana delivery operator, marijuana research facility, microbusiness, product manufacturer, retailer, social consumption establishment, standards laboratory, transporter, or any other type of adult-use marijuana business, all as defined and licensed by the CCC, but exclude MTCs.

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

We own two MTCs, as well as three adult-use cultivation licenses, three adult-use retail licenses, and two adult-use product manufacturing licenses.

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

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to back state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—marijuana limited, marijuana priority, and marijuana termination—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship should be terminated, respectively.

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

While the U.S. House of Representatives has passed versions of the Secure and Fair Enforcement (“SAFE”) Act, which would permit federally insured banking institutions and related service providers such as insurers to offer services to cannabis companies that are in compliance with state law, multiple times, it has never passed in the U.S. Senate (although in September 2023 it passed the Senate Banking Committee).

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

Tax Risks Related to Controlled Substances

Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the Internal Revenue Code (the “Code”) prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). IRS has applied Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses. Several states have passed legislation decoupling from Section 280E, including Massachusetts and Illinois.

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

FDA Regulation

Cannabis containing more than 0.3% THC (tetrahydrocannabinol) remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule III controlled substance, it is possible that the FDA would regulate it under the FD&C Act, or under the Public Health Service Act. Additionally, the FDA may issue rules, regulations or guidance including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. If regulated by the FDA as a drug, clinical trials would be needed to demonstrate efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations.

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

Limitation on Ownership of Licenses

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own. For example, in Massachusetts, no person may have an ownership interest, or control over, more than three license holders in any category - cultivation, processing or dispensing. The Company believes that, where such restrictions apply, it may still capture significant share of revenue in the market through wholesale sales, exclusive marketing relations, provision of management or consulting services, franchising and similar arrangements with other operators. Nevertheless, such limitations on the acquisition of ownership of additional licenses within certain states may limit the Company’s ability to grow organically or to increase its market share in such states.

COMPLIANCE

Under the direction of the Company’s internal compliance team and outside legal counsel, the Company oversees, maintains, and implements a compliance program in conjunction with its operations in each jurisdiction. In addition, the Company has local regulatory/compliance counsel engaged in every state in which it operates. The Company, together with onsite management in each jurisdiction, is responsible for ensuring operations and that employees strictly comply with applicable laws, regulations, and licensing conditions and ensure that operations do not endanger the health, safety or welfare of the community. The Company designates a duly qualified and experienced manager at each location who is responsible to coordinate with operational units within each facility (to extent applicable) to ensure that the operation and all employees are following and complying with the Company’s written security procedures and all regulatory compliance standards.

In conjunction with the Company’s human resources and operations departments, the compliance department helps oversee and implement training for all employees, including on compliance with state and local laws, compliance with state and local laws, cultivation/manufacturing/dispensing/transport procedures (as applicable), security and safety policies and procedures, inventory control, T&T, seed-to-sale, and point of sale systems training (as applicable).
The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis (including living plants and harvested plant material) and cannabis product inventory. Only authorized, properly trained employees in accordance with local and state regulations are allowed to access the Company’s inventory management systems.

The Company and local outside counsel monitor all compliance notifications from the regulators and inspectors in each market, timely resolving any issues identified. The team maintains records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved. The Company has created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. The Company maintains accurate records of its inventory at all licensed facilities. Adherence to the Company’s standard operating procedures is mandatory and ensures that the Company’s operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. Training on these standard operating procedures is mandatory by all employees and defined by function and role.

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

The Company is in compliance with the laws of each of the states of Illinois and Massachusetts and the related cannabis licensing framework. Other than as disclosed in this 10-K, there are no current incidences of non-compliance, citations or notices of violation outstanding which may have an impact on the Company’s licenses, business activities or operations in these states. Notwithstanding the foregoing, like all businesses the Company may from time to time experience incidences of non-compliance with applicable rules and regulations in the states in which the Company operates and such non-compliance may have an impact on the Company’s licenses, business activities or operations in the applicable state. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s activities or operations in all states in which the Company operates.

Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

Industry Overview

The legal marijuana industry is comprised of several sub-sectors and is legal under different guidelines in many U.S. states though it remains illegal federally in the U.S. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the U.S. Independent projections and publicized reports from sources such as Headset.io, expect total annual cannabis revenue of US$45.8 billion by 2025, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. As of the date hereof, 38 states, the District of Columbia, and four U.S. territories have authorized cannabis for medical use. In addition, 24 states, the District of Columbia, and three U.S territories have authorized cannabis for adult use.

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
We are not dependent upon a single customer, or a few customers, the loss of any one or more of which would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during fiscal year 2023 or 2022.

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

The Company's branded products, which are developed, acquired and licensed, are sold in four states. The Company’s portfolio of product brands includes the following:

•Edibles: Chewee’s, Cosmic Candy, Hi-Burst, Koko Gemz, Mari’s Mints, Marmas
•Wellness and Pain Relief: Verdure
•Concentrates: Crystal Clear, Dabl, Evergreen, EZ Vape, Terp Stix
•Flower: 1988, Funky Monkey, Island, Legends, Mini Budz, The Hunt

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

Seasonality

In certain regions, the cannabis industry can be subject to seasonality in some states that allow home grows. Because homegrown plants are typically harvested in the late summer or early fall, there can be some deceleration in retail and wholesale sales trends during these months as these private supplies are consumed.

Intellectual Property

We protect our brands and trademarks to the extent permissible under applicable law. We hold certain state registered and unregistered trademarks in association with our cannabis goods listed below:

•Edibles: Chewee’s, Cosmic Candy, Hi-Burst, Koko Gemz, Mari’s Mints, Marmas
•Wellness and Pain Relief: Verdure
•Concentrates: Crystal Clear, Dabl, Evergreen, EZ Vape, Terp Stix
•Flower: 1988, Funky Monkey, Island, Legends, Mini Budz, The Hunt
Pure Ratios utilizes reservoir patch technology, trade secrets and other intangible knowhow in the creation and formulation of the proprietary blend of herbs and other ingredients which are combined with CBD in its products.

Employees

As of April 10, 2024, we had 374 full time employees, 25 part-time employees, and 7 consultants. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be good. We have demonstrated we can execute at scale in highly competitive environments, and now those proven operational capabilities are helping us successfully scale production, distribution and sales across our chosen states.

Corporate Information

Our website is http://www.4FrontVentures.com. The information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

The Company’s registered office is located at 550 Burrard St., Suite. 2900, Vancouver, BC and its head corporate office, which is the Company’s mailing address, is located at 7010 E. Chauncey Lane, Suite 235, Phoenix, AZ. The Company’s telephone number is (602) 633-3067.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company maintains processes designed to identify, assess and manage material risks from cybersecurity threats to its critical computer networks and data, including its intellectual property and confidential information. The Company also uses the services of a third-party managed information technology company to provide cybersecurity software, monitor certain of our endpoints, infrastructure, and networks for irregular activities, to assist in identifying, assessing, and managing material risks and to provide incident response services.

As of the date of this Form 10-K, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, our business strategy, results of operations, or financial condition.

Governance

The Company’s board of directors is responsible for oversight of management, who is responsible for overseeing the Company’s risk management processes, including cybersecurity risks. The Company’s board of directors recognizes the critical importance of maintaining effective cybersecurity measures and management’s role in assessing and managing material risks from cybersecurity threats. The Company’s managements provides the board of directors with timely updates both on a periodic basis and as new cybersecurity risks arise.

Item 2. Properties.

The following table sets forth our owned and leased locations by geographic location as of April 15, 2024. The Company has entered into sale-and-leaseback transactions with Innovative Industrial Properties, Inc. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile may continue to shift to leased properties.

Location	General Character of Property	Size of Property	Segments Using Property	Owned or Leased	Encumbrances
Phoenix, Arizona	Corporate office	2,000 sq. ft.	Corporate	Leased	None
Georgetown, Massachusetts	Retail dispensary and indoor cultivation and processing	80,000 sq. ft.	Cultivation, Production, and Retail	Leased	None
Worcester, Massachusetts	Retail dispensary and indoor cultivation and processing	24,424 sq. ft.	Cultivation and Retail	Leased	None
Holliston, Massachusetts	Indoor cultivation and processing	53,610 sq. ft.	Cultivation and Production	Leased	None
Brookline, Massachusetts	Retail dispensary	1,950 sq. ft.	Retail	Leased	None

Elk Grove Village, Illinois	Indoor cultivation and processing	93,870 sq. ft.	Cultivation and Production	Leased	None
Matteson, Illinois	Indoor cultivation and processing	249,860 sq. ft.	Cultivation and Production	Leased	None
Chicago, Illinois	Retail dispensary	4,200 sq. ft.	Retail	Owned	None
Calumet City, Illinois	Retail dispensary	3,371 sq. ft.	Retail	Leased	None
Elma, Washington	Warehouse	60,000 sq. ft.	Corporate	Leased from the Port of Grays Harbor under a lease which allows the Company to extend the lease up to an additional 50 years from October 1, 2016, by exercising the nine (9) consecutive five (5) year extension rights under the lease. Subleased to a licensed cultivator and producer.	None
Lathrop Industrial Drive, Washington	Indoor Cultivation, 2 Buildings	116,500 sq. ft.	Legalized Marijuana Production	Leased from IIP. Sublease to a licensed cannabis cultivator and producer.	None

Item 3. Legal Proceedings.

On May 9, 2023, Florival LLC (“Florival”) sued the Company in the California Superior Court for the County of Santa Cruz. The lawsuit alleged the Company had breached an agreement with Florival under which Company subsidiary Island Global Holdings, Inc. (“Island”) agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. The Company denied it had any direct liability under the agreement, which was executed two years before the Company’s acquisition of Island and asserted an unclean hands defense on behalf of both the Company and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against the Company and Island. The Company and Island have appealed the decision. Management has accrued $0.85 million related to this matter as of December 31, 2023.

On September 14, 2023, Teichman Enterprises, Inc. (“Teichman”) sued Company subsidiary 4Front California Capital Holdings, Inc. (“4Front CA”) in the California Superior Court for the County of Los Angeles. The lawsuit alleged 4Front CA had breached a lease with Teichman for 4Front CA’s facility in Commerce, California by failing to pay rent due under the lease. Teichman sought possession of the property and damages of $0.6 million. 4Front CA denied the allegations, but vacated the facility. Teichman dismissed the lawsuit in January 2024.

On September 29, 2023, Teichman Enterprises, Inc. sued 4Front CA and the Company in the Superior Court for the County of Los Angeles. The lawsuit alleged the Company had breached a lease agreement with Teichman under which the Company entered into a 10 year lease commitment ending on January 31, 2029, and that the Company breached its guarantee of the lease. Teichman has alleged total rent owed under the lease agreement is $13.4 million in addition to a license fee of $1.0 million and additional damages. Total damages sought from Teichman under the lease contracts is $15.5 million. 4Front CA and the Company denied the allegations in the compliant, and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. Based on management's review of case, the Company has accrued $2.7 million associated with this legal liability as of December 31, 2023.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 10, 2024, the Company has two classes of stock: (i) Class A Subordinate Voting Shares (“SVS”), and (ii) Class C Multiple Voting Shares (“MVS”), both with no par value. The Company is authorized to issue an unlimited number of SVS and an unlimited number of MVS. Holders of SVS are entitled to one vote in respect of each SVS. Holders of MVS are entitled to 800 votes in respect of each MVS and have certain conversion rights as further described in Note 12 of the Company’s Consolidated Financial Statements.

Market Information

Our SVS are listed and posted for trading on the CSE under the symbol “FFNT”. The table below sets forth the monthly high and low closing prices for the SVS traded through the CSE for the period from January 1, 2023 to December 31, 2023 in Canadian dollars.

	High	Low
January	$0.39	$0.30
February	$0.34	$0.30
March	$0.35	$0.23
April	$0.25	$0.21
May	$0.26	$0.21
June	$0.21	$0.16
July	$0.22	$0.16
August	$0.18	$0.11
September	$0.37	$0.22
October	$0.33	$0.28
November	$0.31	$0.14
December	$0.19	$0.13

The SVS are also quoted on the OTCQX under the symbol “FFNTF.” The table below sets forth the monthly high and low closing prices for the SVS traded through the OTCQX for the period from January 1, 2023 to December 31, 2023 in U.S. dollars.

	High	Low
January	$0.28	$0.23
February	$0.26	$0.22
March	$0.25	$0.18
April	$0.19	$0.16
May	$0.20	$0.16
June	$0.16	$0.13
July	$0.17	$0.13
August	$0.14	$0.09
September	$0.28	$0.16
October	$0.24	$0.20
November	$0.22	$0.12
December	$0.15	$0.09

Holders of Record

The approximate number of holders of record of the SVS as of April 10, 2024 was 230.

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

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented in Item 8 of this Annual Report on Form 10-K. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described under the heading “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K and as noted below.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information about the Company that is intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as "guidance," "expect," "will," "may," “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” and similar expressions are intended to identify forward-looking statements. These statements include information regarding our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materiality from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot assure investors that the expectations will prove to be correct. Many factors, including those set forth under the heading :Risk Factors" appearing elsewhere in this Annual Report on Form 10-K, as well as factors such as changes in the legalization of marijuana across the United States could cause actual results to differ materially from the expectations reflected in the forward-looking statements. New risk factors emerge over time and it is not possible to predict all such risk factors, or to assess the impact such risk factors may have on the Company's business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

Overview

4Front Ventures Corp. ("4Front", the "Company", "we" or "our") has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, the Company owns, operates, or manages five dispensaries and four cultivation and production facilities in Massachusetts and Illinois as of December 31, 2023. The Company's five "MISSION" branded dispensaries are located in: Brookline, MA; Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; and Calumet City, IL. The Company's four cultivation and production assets differ by state as summarized below:

Massachusetts
•Indoor cultivation facility in Worcester, MA totaling 34,000 square feet, of which up to 27,000 square feet is and can be used for cultivation operations (4,500 square feet of flowering canopy). The Worcester facility includes an on-site dispensary of 6,000 square feet.
•Indoor cultivation and production facility in Georgetown, MA totaling 72,000 total square feet, of which 35,300 square feet is and can be used for cultivation operations (8,000 square feet of flowering canopy), and 23,500 square feet is used for manufacturing and other operations. The Georgetown facility includes an on-site dispensary of approximately 6,000 square feet.
•Indoor cultivation facility in Holliston, MA totaling 52,000 square feet, of which 49,000 square feet is and can be used for cultivation operations.

Illinois
•Indoor cultivation and production facility in Elk Grove, IL totaling 94,000 square feet, of which 21,000 square feet is and can be used for cultivation operations and 17,000 square feet is used for manufacturing and other operations, and the remainder has been subleased or to be subleased.
•The Company continues to expand its footprint in the Illinois market with the construction of its Matteson facility, which is anticipated to start cultivation and production during the second quarter of 2024. Matteson is a 250,000 square feet state-of-the-art cannabis facility built from the ground up. The facility will have 108,000 square feet of cultivation space, 53,250 square feet manufacturing space, 12,500 square feet of office space, and approximately 76,250 square feet available for future expansion.
•The Company is also in the process of opening a third dispensary in the city of Chicago, which is anticipated to open in May 2024 with a fourth dispensary being planned and targeted to open during the second half of 2024. Additionally, the Company entered into an agreement to purchase a cannabis license to enable the Company to open an additional dispensary in the state of Illinois.

4Front’s operations are strategically situated in key geographic locations across its major markets to allow the Company to efficiently scale its operations, and competitively position it to take advantage of future growth opportunities as cannabis legalization efforts continue across the U.S. Management intends to continue scaling its operations in Illinois and Massachusetts to further increase its market share. The Company has made significant investments in manufacturing and production facilities in each of these markets. The Company remains focused on scaling and driving operational effectiveness throughout its portfolio, in addition to developing trusted brands and products to continue to grow revenue, build customer loyalty, and increase market share.

As part of its THC Cannabis segment, the Company also leases real estate and sells equipment, supplies, and intellectual property to cannabis producers in the state of Washington.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company that sells non-THC hemp derived products throughout the United States.

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

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,		Change
	2023	2022	$	%
Revenue from Sale of Goods	$86,132	$95,722	$(9,590)	10%
Real Estate Income	11,303	11,942	(639)	5%
Total Revenues	97,435	107,664	(10,229)	10%
Cost of Goods Sold	(51,543)	(56,239)	4,696	8%
Gross Profit	45,892	51,425	(5,533)	11%
Total Operating Expense	66,739	66,445	294	—%
Income (Loss) from Operations	(20,847)	(15,020)	(5,827)	39%
Total Other Income (Expense), net	(16,779)	3,806	(20,585)	(541)%
Net Loss from Continuing Operations Before Income Taxes	(37,626)	(11,214)	(26,412)	236%
Income Tax Expense	(7,092)	(10,077)	2,985	30%
Net Loss from Continuing Operations	(44,718)	(21,291)	(23,427)	110%
Net Income from Discontinued Operations, Net of Taxes	(46,914)	(25,586)	(21,328)	83%
Net Loss	$(91,632)	$(46,877)	$(44,755)	95%

Revenue from Sale of Goods

Revenue from the sale of goods related to continuing operations for the year ended December 31, 2023, was $86.1 million – a decrease of $9.6 million or 10% when compared to $95.7 million for the year ended December 31, 2022. Refer to the segment discussion below for specific revenue drivers year over year.

Real Estate Income

Real estate income from leasing cannabis production facilities for the year ended December 31, 2023 was $11.3 million, which remained materially consistent when compared to $11.9 million for the year ended December 31, 2022.

Operating Segment Income

Total revenue from continuing operations in the reportable segments from which we operate were as follows:

	For the Years Ended December 31,		Change
	2023	2022	$	%
THC Cannabis	$96,588	$106,632	$(10,044)	(9)%
CBD Wellness	847	1,032	(185)	(18)%
Total Net Revenues	$97,435	$107,664	$(10,229)	(10)%

Net revenues for the THC cannabis segment were $96.6 million for the year ended December 31, 2023, representing a decrease of $10.0 million or 9%, when compared to the year ended December 31, 2022. Revenue in Massachusetts decreased 7.4% to $44.1 million, primarily due to lower volumes as a result of underperforming flower yields and price declines year over year. Revenue in Illinois declined by 7.1% to $37.7 million primarily due to price compression. Other revenue decreased 28% to $3.5 million due to lower hardware and equipment sales.

Net revenues for the CBD wellness segment were $0.8 million for the year ended December 31, 2023, resulting in a decrease of 18%, due primarily to the Company's strategy to focus on the THC business.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2023 was $51.5 million, representing a decrease of $4.7 million or 8% when compared to $56.2 million for the year ended December 31, 2022. The decrease in cost of goods sold was directly related to the decrease in revenue from the sale of goods. Operating costs including labor, utilities, and purchased material also increased during the year, which the Company was not able to pass through to customers due to strong price competition in its respective markets.

Gross Profit

Gross profit for the year ended December 31, 2023 was $45.9 million, or 47% of revenue, compared to $51.4 million, or 48% of revenue, for the year ended December 31, 2022. The decrease in gross profit of $5.5 million was primarily due to the decrease in revenue as described above. In addition, the decrease in gross margin from 48% to 47% is attributable to the price compression seen in both Massachusetts and Illinois. During the fiscal third quarter ended September 30, 2023, the Company ceased operations in the California market and renewed its focus on core, profitable markets of Illinois and Massachusetts.

Total Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization, share-based compensation expense, and transaction and restructuring expenses. Total operating expenses for the year ended December 31, 2023, was $66.7 million, an increase of $0.3 million, as compared to the year ended December 31, 2022. The change was primarily driven by a $7.1 million increase in selling, general and administrative expenses, which includes an increase in lease related costs of $3.5 million related to the Matteson facility and another $1.0 million related to the other facilities, in addition to $7.1 million increase in bad debt expense, partially offset by a decline in salaries and benefits and professional fees, each declined by $1.3 million. The overall operating expense were offset by a decrease of $6.5 million in impairment on goodwill and intangible assets, as there was no impairment loss recognized during the current year. In addition, transaction and restructuring related expenses for the year ended December 31, 2023 decreased, $0.8 million compared to prior year, primarily due to the acquisition of NECC during fiscal year 2022. Refer to Note 16 of the Consolidated Financial Statements includes further detail on selling, general and administrative expenses.

Total Other Income (Expense), net

Other income (expense) consists primarily of interest expense, the change in fair value of derivative liability, and other income. Total other expense for the year ended December 31, 2023, was $16.8 million, as compared to total other income of $3.8 million for the year ended December 31, 2022. This decrease was primarily due to other income for the year ended December 31, 2022 which included $7.4 million related to the Employee Retention Tax Credit and $3.8 million related to our Prepaid Forward Purchase Agreement with Frisco SPV, LLC, versus no such transactions in the current year. Interest expense for the year ended December 31, 2023, increased by $1.2 million primarily due to the recognition and amortization of debt discount related to the restricted stock units issued to ALT Debt II, LP ("Altmore") during the same period in the amount of $2.1 million. The Company also recognized a loss on changes in fair value of derivative liability of $0.4 million in the current year as compared to a gain on changes in fair value of derivative liability of $3.5 million in the prior year. Refer to Note 20 of the consolidated financial statements which includes further detail on the Prepaid Forward Purchase Agreement.

Net Loss

Net loss from continuing operations for the year ended December 31, 2023, was $44.7 million, compared to $21.3 million for the year ended December 31, 2022. The increase in net loss from continuing operations for the year ended December 31, 2023, was primarily due to the decrease in gross profit of $5.5 million and changes in other income (expense) as described above, offset by a decrease of $3.0 million in income tax expense.

Non-GAAP Financial and Performance Measures

To supplement financial measurements prepared in accordance with U.S. GAAP management uses certain non-GAAP financial measures such as Adjusted EBITDA, to analyze and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate the Company’s financial performance. Management believes the non-GAAP measurement of Adjusted EBITDA reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods. We also believe that this non-GAAP financial measure is useful to investors because it enables investors to evaluate the Company’s operating results and future prospects in the same manner as management. However, non-GAAP financial measures are not prepared in accordance with U.S. GAAP and may exclude expenses and gains that may be unusual in nature, infrequent or not reflective of the Company’s ongoing operating results. As there are no standardized methods of calculating non-GAAP measures, our methods may differ from those used by others, and accordingly, the use of these measures may not be directly comparable to similarly titled measures used by other companies. Accordingly, non-GAAP measures are intended to provide additional information and should not be considered in isolation as a substitute for or superior to measures of performance prepared in accordance with U.S. GAAP. We caution investors not to place undue reliance on non-GAAP measures, but instead to consider them with the most directly comparable U.S. GAAP measures.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Management believes that because Adjusted EBITDA excludes (a) certain non-cash expenses (such as depreciation, amortization and stock-based compensation) and (b) expenses that are not reflective of the Company’s core operating results over time, it represents a clearer picture of what the Company's operations could be doing. Adjusted EBITDA as defined by the Company is detailed below. We believe Adjusted EBITDA provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses Adjusted EBITDA internally (a) as a measure of operating performance, (b) for planning and forecasting in future periods, and (c) in communications with the Company’s board of directors concerning the Company’s financial performance.

As there are no standardized methods of calculating non-GAAP measures, the Company’s presentation of Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies and should not be considered by investors in isolation or used as a substitute for or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide investors with an understanding of the trends affecting the business as management views them.

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

The prior year reconciliation of Net Loss to Adjusted EBITDA has been adjusted for consistency with current year presentation. These adjustments did not affect net loss, revenues and stockholders’ equity.

The following table reconciles Net Loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Net loss (U.S. GAAP)	$(91,632)	$(46,877)
Less: Net loss from discontinued operations, net of taxes	46,914	25,586
Net loss from continuing operations	(44,718)	(21,291)
Adjusted For:
Interest income	(3)	(32)
Interest expense (1)	30,920	26,733
Income tax expense	7,092	10,077
Depreciation and amortization (2)	9,373	8,397
EBITDA from Continuing Operations (Non-GAAP)	$2,664	$23,884

Share-based compensation (3)	6,860	7,214
Impairment of goodwill and intangible assets	—	6,484
Change in fair value of derivative liability	385	(3,502)
Change in fair value of contingent consideration	—	(2,393)
Loss on disposal and lease termination	149	228
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$10,058	$31,915

(1) For the current period, interest expense includes interest related to leases of $17.1 million for the year ended December 31, 2023. Prior year amounts of $14.1 million for the year ended December 31, 2022 have been reclassified for consistency with the current year presentation. Non-cash interest expense related to leases was previously presented as a reconciling item from EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP).
(2) For the current period, depreciation and amortization expense includes amortization related to leases of $3.8 million for the year ended December 31, 2023. Prior year amounts of $3.3 million for the year ended December 31, 2022 have been reclassified for consistency with the current year presentation. Non-cash amortization expense related to leases was previously presented as a reconciling item from EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP).
(3) Although share-based compensation is an important component of employee and executive compensation, determining the fair value of share-based compensation involves a high degree of judgment and as a result the Company excludes share-based compensation from Adjusted EBITDA because its believes that the expense recorded may bear little resemblance to the actual value realized upon future exercise or termination of any related share-based compensation award.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for or superior measure of, Net Loss. There are a number of limitations related to the use of Adjusted EBITDA as compared to Net Loss, the closest comparable U.S. GAAP measure. Adjusted EBITDA, as defined by the Company, excludes from Net Loss:

•Interest income and expense, including interest expense related to leases;
•Current income tax expense;
•Non-cash depreciation and amortization expense, including amortization of leases;
•Non-cash equity based compensation expense;

•Non-cash impairment charges, as the charges are not expected to be a recurring business activity;
•Non-cash changes in fair value of derivative liability and contingent consideration; and
•Loss on disposal of assets and lease terminations.

Liquidity and Capital Resources

As of December 31, 2023, the Company had total current liabilities of $104.0 million and current assets of $33.9 million to meet our current obligations, as compared to $77.5 million and $53.3 million, respectively, as of December 31, 2022. The Company had a working capital deficit of $70.1 million and $24.2 million, as of As of December 31, 2023 and 2022, respectively. The decline in working capital of $45.9 million was primarily driven by a decrease in cash of $10.9 million as the Company executes its retail expansion strategy and completes the build out of the cultivation and production facility in Matteson, Illinois, which was completed in February 2024. This was coupled with the October 2021 Convertible Note of $15.8 million now classified as current on the consolidated balance sheet, an increase in taxes payable of $3.1 million, and an increase in derivative liability of $4.6 million due to the warrants issued in August 2023 to our senior secured lender, LI Lending, and the restricted stock units issued in November 2023 to Altmore. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of the form 10-K as of and for the year ended As of December 31, 2023, and therefore, to continue as a going concern.

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

Cash Flows

Cash flows from discontinued operations are separately presented on the consolidated statements of cash flows for each operating, investing, and financing section of the statement. For liquidity purposes, the focus of this section is on the cash flow from continuing operations which is expected to affect future liquidity and capital resources.

Net Cash Provided by Continuing Operating Activities

Net cash provided by continuing operating activities was $3.9 million for the year ended December 31, 2023, compared to $23.4 million for the year ended December 31, 2022. The change was primarily attributable to the increase in net loss as a result of a decrease in gross profits and a decrease in other income as described above.

Net Cash Used in Continuing Investing Activities

Net cash used in continuing investing activities was $3.2 million for the year ended December 31, 2023, compared to $26.2 million for the year ended December 31, 2022. The change was primarily attributable to the cash paid for asset acquisitions and business combinations in fiscal year 2022, versus no comparable transactions for the year ended December 31, 2023.

Net Cash (Used in) Provided by Continuing Financing Activities

Net cash used in continuing financing activities was $5.5 million for the year ended December 31, 2023, compared to net cash provided by continuing financing activities of $10.7 million for the year ended December 31, 2022. The change was primarily attributable to the non-recurring nature of the proceeds from the construction finance liability of $16.0 million associated with the NECC acquisition during the year ended December 31, 2022. Refer to Note 7 of the audited consolidated financial statements which includes further detail on our acquisition of NECC.

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

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2023, which are expected to be payable in the respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$20,429	$977	$—	$—	$21,406
Convertible notes, notes payable and accrued interest	25,630	47,513	11,030	—	84,173
Construction finance liability	—	16,000	—	—	16,000
Total	$46,059	$64,490	$11,030	$—	$121,579

Subsequent Events

Refer to Note 24 of the Consolidated Financial Statements for events that have occurred through April 15, 2024.

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

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied. See Note 7 of the Consolidated Financial Statements for additional details.

Intangible assets acquired in a business combination are measured at fair value at the acquisition date. The Company must exercise judgment in identifying intangible assets, in determining their useful life, if any, and in testing for impairment.

Share-Based Compensation

Share-based compensation expense is measured by reference to the fair value of the stock options, warrants or other equity instruments at the date at which they are granted. Estimating fair value for granted stock options requires determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the option, volatility, dividend yield, and rate of forfeitures. See Note 15 of the Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15. Exhibits and Financial Statement Schedules” and incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in the Company’s internal control described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The CEO and CFO are also responsible for disclosing any changes to the Company’s internal controls during the most recent period that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company’s management, under the supervision and with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of the Company´s internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. Management concluded that as of December 31, 2023, the Company had a material weakness relating to three components of the COSO framework. The material weaknesses are summarized below, and remediation efforts are outlined in the “Remediation of Material Weaknesses in Internal Control over Financial Reporting” section below

Material Weaknesses in Internal Control

The Company did not fully design and implement effective control activities based on the criteria established in the COSO framework. The Company has identified deficiencies that constitute a material weakness, either individually or in the aggregate. This material weakness is attributable to the following factors:
• We did not have sufficient accounting staff resources to timely perform closing, review and audit related procedures during the financial close process.
Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2023. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of April 10, 2024:

Name	Age	Position(s)
Executive Officers
Andrew Thut	50	Chief Executive Officer
Peter Kampian	65	Chief Financial Officer

Non-Employee Directors
Robert Hunt (1)	51	Chairman
Leonid Gontmakher	38	Director
David Daily (1) (2)	44	Director
Chetan Gulati (1)	46	Director
Kristopher Krane (2)	45	Director
Roman Tkachenko (2)	40	Director

(1)     Member of the Audit Committee
(2)     Member of the Compensation Committee

Executive Officers

Andrew Thut was an early investor in 4Front, joining the Company full time as Chief Investment Officer in October 2014 and was appointed Interim Chief Financial Officer in July 2021.He resigned his position as Interim Chief Financial Officer in June 2022 and remained Chief Investment Officer until January 2024, when he became Chief Executive Officer. He brings to the team a wealth of financial-management experience and business acumen having previously served as Managing Director of the BlackRock Small Cap Growth Fund at BlackRock Advisors LLC. During his 11-year involvement with BlackRock Small Cap Growth Fund, the $2 billion fund ranked in the top five percent of all domestic small cap growth funds. He also has held positions at MFS Investment Management and BT Alex Brown. Since joining 4Front, he has immersed himself in every facet of the cannabis industry, from the relevant financial drivers of the industry to hands-on experience with dispensaries and cultivation facilities. Mr. Thut holds a Bachelor of Arts from Dartmouth College.

Peter Kampian was appointed Cheif Financial Officer on December 1, 2023 and is a seasoned executive with over two decades of financial expertise gained through various roles, including his tenure as the Chief Financial Officer of Algonquin Power and Utilities Corp., where he led and supported debt and equity capital raising initiatives, along with numerous acquisitions. Mr. Kampian also held the role of CFO at Mettrum Health Corp., which was later acquired by Canopy Growth Corp., and serves as CFO at Electryon Power Inc. and Huxley Health Inc. In addition to his executive roles, Mr. Kampian has served on several boards, such as Aduro Clean Technologies Inc., Harborside Inc., Greenbutts Inc., Red Pine Exploration Inc., and as a director at Origin House, a cannabis branding and distribution company based in California. Most recently, he has applied his expertise as the Chief Restructuring Officer for the Canadian cannabis companies PharmHouse Inc. and Muskoka Grown Limited. Mr. Kampian holds Bachelor of Business Administration from Wilfrid Laurier University, a Chartered Professional Accountant and Corporate Director Designation.

Non-Employee Directors

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

Leonid Gontmakher served as our Chief Executive Officer from March 2020 until January 2024 and has been a member of our board of directors since August 2019. From 2014 to 2018, Mr. Gontmakher co-founded and then operated Northwest Cannabis Solutions, which under his leadership grew to be one of the largest and most successful producers of cannabis products in Washington state. From March 2018 to July 2019, he also served as Chief Operating Officer at Cannex Capital Holdings, Inc., which merged with 4Front in July 2019. Mr. Gontmakher has significant experience in cannabis facility design, construction management, equipment sourcing, operations, branding, sales and marketing strategy, and software solutions. Before entering the cannabis industry, from 2008 to 2013 he served on the senior management team at North America’s largest processor and distributor of specialized seafood products. Mr. Gontmakher holds a Bachelor of Science from Arizona State University.

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

Kristopher Krane is a regulatory and business strategist and frequent speaker at cannabis conferences and events around the world and has spent the last two decades working to advance the cannabis industry and movement. He has served as Associate Director of the National Organization for the Reform of Marijuana Laws ("NORML"); Executive Director of Students for Sensible Drug Policy; and is currently Chair of the National Cannabis Industry Association Board of Directors. From 2011 through 2021, he served as President of 4Front, where he was instrumental in the Company's formation, success, and development. Kris concurrently serves as Director of Cannabis Development for KCSA Strategic Communications, a leading public relations and investor relations firm, and CEO of Kranewreck Enterprises, a strategic consulting firm that helps small cannabis operators grow their businesses. Mr. Krane holds a bachelor's of Political Science and Government from American University.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2023 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except for the following:

•Keith Adams did not timely file a Form 4 with respect to one transaction.
•Karl Chowscano did not timely file a Form 4 with respect to two transactions.
•Nicole Frederick did not timely file a Form 4 with respect to one transaction.
•Leonid Gontmakher did not timely file a Form 4 with respect to one transaction.
•Chetan Gulati did not timely file a Form 4 with respect to two transactions.
•Robert Hunt did not timely file a Form 4 with respect to one transaction.
•Kristopher Krane did not timely file a Form 4 with respect to one transaction.
•Andrew Thut did not timely file a Form 4 with respect to two transactions.
•Roman Tkachenko did not timely file a Form 4 with respect to one transaction.

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

Item 11. Executive Compensation.

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

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2023 and 2022, as applicable, by our named executive officers. All amounts are in whole dollars.

Name and Principal Position	Year	Salary ($)	Bonus ($) (7)	Option Awards ($)	Total ($)
Leonid Gontmakher (1), Chief Executive Officer and Director	2023 2022	400,000 400,000	— —	297,144 400,000	697,144 800,000
Keith Adams (2), Chief Financial Officer	2023 2022	171,811 174,915	204,657 —	101,731 253,548	478,199 428,463
Andrew Thut (3), Chief Investment Officer & Interim Chief Financial Officer	2023 2022	350,552 340,475	297,683 —	986,764 1,173,794	1,634,999 1,514,269
Joseph Feltham (4), Chief Operating Officer	2023 2022	— 300,000	— —	— 167,136	— 467,136
Peter Kampian (5), Chief Financial Officer	2023 2022	28,000 —	— —	135,493 —	163,493 —
Nicole Frederick (6), Interim Chief Financial Officer	2023 2022	87,747 —	— —	135,493 —	223,240 —

(1)Mr. Gontmakher was appointed Chief Executive Officer on March 31, 2020. He resigned effective January 8, 2024.
(2)Mr. Adams was appointed Chief Financial Officer on June 9, 2022. He resigned effective July 31, 2023.
(3)Mr. Thut was appointed Interim Chief Financial Officer on July 15, 2021. Mr. Thut resigned his position as Interim Chief Financial Officer on June 9, 2022. He was appointed Chief Executive Officer on January 8, 2024.
(4)Mr. Feltham was appointed Chief Operating Officer on September 11, 2020. Mr. Feltham was relieved of his position as Chief Operating Officer on June 14, 2022. The vacancy has not been filled.
(5)Mr. Kampian was appointed Chief Financial Officer on December 1, 2023.
(6)Ms. Frederick was appointed Interim Chief Financial Officer on July 31, 2023. She resigned effective November 30, 2023. Ms. Frederick previously served as the Director of External Reporting since August 2022. The table above only includes compensation earned during 2023 as an executive officer.
(7)Bonus amounts reflect short-term incentive awards based upon performance in the applicable year and paid in the subsequent year.

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

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers as of December 31, 2023. All amounts are in whole dollars.

		Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (C$)		Option Expiration Date
Leonid Gontmakher, Chief Executive Officer and Director	6/23/2023	1233333	2466667		$0.19	6/23/2028
Keith Adams, Chief Financial Officer	7/24/2023	—	1000000		$.18	7/24/2028
Andrew Thut, Chief Investment Officer and Interim Chief Financial Officer	4/18/2023 6/23/2023	— 2,681,866	4,000,000 5,363,734	$ $	0.23 0.19	4/18/2028 6/23/2028
Joseph Feltham, Chief Operating Officer	8/22/2019 9/15/2020 3/18/2021 11/16/2022	750,000 390,800 750,000 1,288,000	— — — —	$ $ $ $	0.80 0.86 1.63 0.61	8/22/2024 9/15/2025 3/18/2026 11/16/2027
Nicole Federick, Interim Chief Financial Officer	9/1/2023	—	1,000,000		$0.22	9/1/2028
Peter Kampian, Chief Financial Officer	12/28/2023	500,000	1,500,000		$0.14	12/28/2028
Non-Employee Director Compensation

The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2023. All amounts in the table are in whole dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Hunt	$180,000	$—	$88,822	$—	$—	$—	$268,822
David Daily	$80,333	$—	$96,371	$—	$—	$—	$176,704
Chetan Gulati	$—	$—	$124,479	$—	$—	$—	$124,479
Kathi Lentzsch	$8,917	$—	$—	$—	$—	$—	$8,917
Roman Tkachenko	$68,667	$—	$159,336	$—	$—	$—	$228,003
Kristopher Krane	$51,777	$—	$137,755	$—	$—	$—	$189,532
Amit Patel	$31,250	$—	$—	$—	$—	$—	$31,250

Effective January 1, 2024, the Compensation Committee set the compensation for the independent directors at $50,000 per year for directors not serving as chair of the board or any committee and $60,000 per year for directors serving as chair of a committee or the board. Directors who are officers, employees, or consultants of the Company receive no compensation. The Compensation Committee will review the compensation paid to the Company’s directors annually to ensure that the Company’s approach to Board compensation is competitive and reflects best practices taking into account current governance trends.

Compensation Committee Interlocks and Insider Participation

Not applicable to smaller reporting companies.

Compensation Committee Report

Not applicable to smaller reporting companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of December 31, 2023 by:

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

The percentage of beneficial ownership is based on 668,243,141 SVS outstanding as of December 31, 2023.

The address for each director and executive officer is c/o 4Front Ventures Corp., 7010 E. Chauncey Lane, Suite 235, Phoenix, AZ 85054.

The following table sets out information as of December 31, 2023 with respect to security ownership of certain beneficial owners and management.

	Subordinate Voting Shares		Multiple Voting Shares		Total		Voting
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Subordinate Voting Shares	Number Beneficially Owned	% of Total Multiple Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock	% of Voting Capital Stock
Leonid Gontmakher Chief Executive Officer	40,999,711	6.14%	—	—%	40,999,711	6.14%	2.41%
Keith Adams Chief Financial Officer	—	—%	—	—%	—	—%	—%
Andrew Thut Chief Investment Officer	11,678,960	1.75%	154,956	12.14%	11,833,916	1.77%	8.03%
David Daily Director	22,000	—%	—	—%	22,000	—%	—%
Chetan Gulati Director	21,561,581	3.23%	—	—%	21,561,581	3.23%	1.28%
Robert Hunt Director	—	—%	—	—%	—	—%	—%
Amit Patel Director	—	—%	—	—%	—	—%	—%
Kathi Lentzsch Former Director	—	—%	—	—%	—	—%	—%
Roman Tkachenko Director	11,624,560	1.74%	—	—%	11,624,560	1.74%	0.69%
Khristopher Krane Director	10,415,280	1.56%	—	—%	10,415,280	1.56%	0.62%
Peter Kampian Cheif Financial Officer	—	—%		—%	—	—%	—%
All Board directors and named executive officers as a group	96,302,092	14.42%	154,956	12.14%	96,457,048	14.44%	13.03%

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

On May 31, 2022, the Stock and Incentive Plan was amended to increase the number of options that can be granted from 10% to 15% of outstanding shares. As of December 31, 2023, the following awards were outstanding under the Stock and Incentive Plan: a total of 91,750,267 options, representing approximately 13.7% of the then outstanding share number. As of December 31, 2023, an aggregate of 8,677,635 options remained available for issuance under the Stock and Incentive Plan, representing approximately 1.3% of the then Outstanding Share Number.

The following table sets out information as of December 31, 2023 with respect to the Stock and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	91,750,267	$0.34	8,677,635
Equity compensation plans not approved by security holders	—	$—	—
Total	91,750,267	$0.34	8,677,635

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Leonid Gontmakher, the Company’s director and former Chief Executive Officer, and Roman Tkachenko, a director, each hold a 14.28% ownership interest in LI Lending LLC, which extended the Company a real estate improvement/development loan of $45.0 million. The loan was drawn in two amounts: (i) $35.0 million bearing interest at a rate of 12.75% and (ii) $10.0 million bearing interest at a rate of 14.75%. Upon maturity in May 2024, an exit fee of $9.0 million is payable, for a total principal payable at maturity of $54.0 million. As of December 31, 2023, the outstanding balance on the related party loan was $47.5 million which includes accrued interest of $8.5 million and is net of debt discount of $4.6 million.

In July 2023, the related party loan was amended to extend the maturity date to May 1, 2026, to reduce the interest rate to 12.0% per annum beginning May 1, 2024, and to expand the amount of third-party financings allowed under the December 17, 2020 Amended and Restated Loan and Security Agreement (“Loan”) between 4Front and the LI Lending. The Company paid an extension fee of $0.5 million payable in cash on May 1, 2024. In addition, the Company issued 100,358,824 warrants to the Lender wherein each warrant shall be exercisable into one (1) Subordinate Voting Share of the Company at an exercise price of $0.17 through May 1, 2026. As compensation for the amendment, the Company issued 100,358,824 warrants to LI Lending on August 10, 2023 wherein each warrant shall be exercisable into 1 (1) Subordinate Voting Share at an exercise price of $0.17 through May 1, 2026. See Note 10 and Note 11 of the Consolidated Financial Statements.

If the Company unilaterally removes Mr. Gontmakher as its Chief Executive Officer or Karl Chowscano as its President without either cause or lender consent, the maturity date of the loan will be accelerated to the date that is 30 days after the first unilateral removal.

On January 29, 2024, the Company agreed with LI to convert $23.0 million of the Company’s loan to Class A Subordinate Voting Shares at market price and issued LI a warrant for 36,702,127 shares of Class A Subordinate Voting Shares at a price of $0.11, as well as a restricted stock unit agreement providing that, in the event of a financing by the Company at less than C$0.125 per share of Class A Subordinate Voting Shares, LI shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company.

Item 14. Principal Accounting Fees and Services.

Principal Independent Accountant Fees and Services

Davidson & Company LLC (“Davidson”) has served as our independent registered public accounting firm since July 31, 2019. The engagement of Davidson was approved by the Audit Committee and the board. Davidson completed the audits of the Company for the year ended December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, there were no (1) disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Davidson’s satisfaction, would have caused Davidson to make reference thereto in its report on the consolidated financial statements of the Company (as described in Item 304(a)(1)(iv) of Regulation S-K), (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K) or (3) “reportable events as such term is defined in NI 51-102.

Aggregate fees billed by our independent auditors for the years ended December 31, 2023 and 2022 are detailed in the table below.

Principal Independent Accountant Fees and Services

	2023	2022
Audit Fees(1)	$800,000	$600,000
Audit Related Fees(2)	105,000	98,000
All Other Fees(3)	35,000	35000
Total Fees Paid	$940,000	$733,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements: The consolidated balance sheets as of December 31, 2023 and 2022, and the consolidated statements of operations, changes in shareholders' (deficit) equity, and statements of cash flows for the years ended December 31, 2023 and 2022, together with notes thereto.

(2) Financial statement schedule: None.

(3) Exhibits required by Item 601 of Regulation S-K: None.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Notice of Articles of Registrant	20-F	June 30, 2020	1.1
3.2	Articles of Registrant	20-F	June 30, 2020	1.2
3.3	Amended and Restated Articles of Registrant dated December 23, 2020
4.1	Description of Securities	20-F	June 30, 2020	2.1
10.1	Business Combination Agreement dated March 1, 2019 between 4Front Holdings LLC, 4Front Corp., 1196260 B.C. Ltd. and Cannex Capital Holdings Inc.	20-F	June 30, 2020	4.1
10.2	Senior secured convertible notes issued by Cannex Capital Holdings Inc. on November 21, 2018 to Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., and Gotham Green Credit Partners SPV 2, L.P.	20-F	June 30, 2020	4.3
10.3	Construction Loan Agreements dated May 10, 2019, by and between Linchpin Investors LLC, a subsidiary of the Corporation, and LI Lending LLC, in the amount of up-to $50,000,000 (later modified to up-to $45,000,000)	20-F	June 30, 2020	4.4
10.4	Stock Purchase Agreement by and among 4Front Holdings LLC, Paul Overgaag, Nathaniel Averill and Healthy Pharms, Inc. dated November 13, 2018	20-F	June 30, 2020	4.5
10.5	Contribution Agreement November 13, 2018 between Mission Partners USA, LLC and 4Front Holdings LLC	20-F	June 30, 2020	4.6
10.6	Agreement and Plan of Merger, dated as of October 6, 2021, by and among 4Front Ventures Corp., New England Cannabis Corporation, Inc., Kenneth V. Stevens, and 4Front NECC Acquisition Co.	8-K	October 08, 2021	10.1
10.7	Membership Interest Purchase Agreement, dated as of October 6, 2021, by and among 4Front Ventures Corp., Kenneth V. Stevens, and Mission Partners RE, LLC	8-K	October 08, 2021	10.2
10.8	Convertible Promissory Note Purchase Agreement, dated as of October 6, 2021, by and among 4Front Ventures Corp., Navy Capital Green Fund, LP, Navy Capital Green Co-Invest Fund, LLC, and HI 4Front, LLC	8-K	October 08, 2021	10.3
10.9	Amendment No. 1 to Convertible Promissory Note Purchase Agreement, by and among the Company, Navy Capital Green Fund, LP, Navy Capital Green Co- Invest Fund, LLC and HI 4Front, LLC	8-K	November 06, 2023		x

10.10	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2022, by and among 4Front Ventures Corp., New England Cannabis Corporation, Inc., Kenneth V. Stevens, and 4Front NECC Acquisition Co.	8-K	February 03, 2022	10.3
10.11	First Amendment to Membership Interest Purchase Agreement, dated as of January 28, 2022, by and among 4Front Ventures Corp., Kenneth V. Stevens, and Mission Partners RE, LLC.	8-K	February 03, 2022	10.4
10.12	Promissory Note and Pledge Agreement, dated as of January 28, 2022, between 4Front Ventures Corp. and Kenneth V. Stevens.	8-K	February 03, 2022	10.5
10.13	Agreement and Plan of Merger, dated as of April 6, 2022, by and among 4Front Ventures Corp., Island Merger Sub, Inc., Island Global Holdings, Inc., and Navy Capital SR LLC	8-K	April 06, 2022	10.1
10.14	Lock-up agreement dated August 22, 2019, by and among 4Front Ventures Corp. and each of Camelback Ventures, LLC, Joshua Rosen, Trevor Pratte, Karl Chowscano, Andrew Thut, Kris Krane, Leo Gontmakher, Arkadi Gontmakher, Vlad Orlovskii, Oleg Orlovskii, Roman Tkachenko and Glenn Backus	20-F	June 30, 2020	4.7
10.15	Amended and restated securities purchase agreement dated July 31, 2019 among Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Credit Partners SPV 2, L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., 4Front Ventures Corp., Cannex Holdings (Nevada) Inc., 4Front Ventures Corp., 4Front U.S. Holdings Inc. and Cannex Holdings (Nevada) Inc., as amended on January 29, 2020 and March 20, 2020	20-F	June 30, 2020	4.8
10.16	Industrial building lease dated September 1, 2015 by and between Kinzie Properties, LLC, 2400 Greenleaf Partners, LLC, and IL Grown Medicine LLC	20-F	June 30, 2020	4.9
10.17	Amended and Restated Class B Proportionate Shares Option Plan +	20-F	June 30, 2020	4.1
10.18	Amended and Restated Stock Option Plan +	20-F	June 30, 2020	4.11
10.19	Form of Director Indemnification Agreement	20-F	June 30, 2020	4.12
10.20	Amended and Restated Consulting Agreement with Ag-Grow Imports, LLC and Maha Consulting LLC	10-K	April 07, 2021	10.15
10.21	Separation Agreement and Release with Joshua N. Rosen dated January 2, 2021	10-K	April 07, 2021	10.16
10.22	Severance, General Waiver and Release Agreement with Nicolle Dorsey dated February 3, 2021 +	10-K	April 07, 2021	10.17

10.23	Membership Interest Purchase Agreement – Denham dated January 1, 2020	10-K	April 07, 2021	10.18
10.24	Membership Interest Purchase Agreement Amendment 1 – Denham dated March 30, 2020	10-K	April 07, 2021	10.19
10.25	Membership Interest Purchase Agreement Amendment 2 – Denham dated August 12, 2020	10-K	April 07, 2021	10.20
10.26	Membership Interest Purchase Agreement – Ethos dated April 30, 2020	10-K	April 07, 2021	10.21
10.27	Asset Purchase Agreement – Ethos dated April 30, 2020	10-K	April 07, 2021	10.22
10.28	LI Lending Amended & Restated Promissory Note dated December 17, 2020	10-K	April 07, 2021	10.23
10.29	Premium Termination Agreement dated August 11, 2020	10-K	April 07, 2021	10.24
10.30	Amendment to Agreement and Plan of Merger by and among 4Front Ventures Corp., Island Merger Sub, Inc., Island Global Holdings, Inc., and Navy Capital SR LLC, dated April 8, 2022	8-K	April 22, 2022	10.1
10.31	Form of Merger Note	8-K	April 22, 2022	10.2
10.32	Amended and Restated Loan and Security Agreement dated December 17, 2020	8-K	April 07, 2021		x
10.33	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 29, 2024, by and among the Company, LI Lending, LLC	8-K	January 31, 2024	10.1
10.34	First Amendment to Amended and Restated Loan and Security Agreement dated July 31, 2023	8-K	September 01, 2023	10.1
10.35	Loan Agreement by and among the Company, the Company’s wholly-owned subsidiaries, ALT Debt II, LP and GGG Partners, LLC, as collateral agent	8-K	October 19, 2023		x
21.1	List of Subsidiaries				x
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act				x
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act				x
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

4FRONT VENTURES CORP.

Date: April 15, 2024	By:	/s/ Andrew Thut
Andrew Thut
Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title:	Date:

/s/ Andrew Thut	April 15, 2024
Andrew Thut, Chief Executive Officer (Principal Executive Officer)

/s/ Peter Kampian	April 15, 2024
Peter Kampian, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert Hunt	April 15, 2024
Robert Hunt, Director

/s/ Leonid Gontmakher	April 15, 2024
Leonid Gontmakher, Director

/s/ Roman Tkachenko	April 15, 2024
Roman Tkachenko, Director

/s/ David Daily	April 15, 2024
David Daily, Director

/s/ Chetan Gulati	April 15, 2024
Chetan Gulati, Director

/s/ Kristopher Krane	April 15, 2024
Kristopher Krane, Director

4FRONT VENTURES CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
4Front Ventures Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 4Front Ventures Corp. (the “Company”), as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of 4Front Ventures Corp. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada                                Chartered Professional Accountants
PCAOB ID: 731
April 15, 2024

4FRONT VENTURES CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in thousands of U.S. dollars except for share data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash	$3,398	$14,271
Accounts receivable, net	3,682	5,448
Other receivables	735	93
Current portion of lease receivables	3,990	3,810
Inventory	17,087	18,888
Prepaid expenses and other assets	3,324	1,015
Assets held for sale or disposal	1,696	9,742
Total current assets	33,912	53,267
Property, plant, and equipment, net	36,549	34,414
Lease receivables	3,963	5,611
Intangible assets, net	26,793	29,240
Goodwill	41,807	41,807
Right-of-use assets	118,511	121,929
Deposits	2,419	4,996
Long term assets held for sale or disposal	—	53,468
TOTAL ASSETS	$263,954	$344,732
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$11,415	$11,101
Accrued expenses and other current liabilities	9,014	9,101
Taxes payable	39,634	36,577
Derivative liability	4,550	—
Current portion of convertible notes	15,818	—
Current portion of lease liability	1,720	2,767
Current portion of notes payable and accrued interest	9,812	9,059
Current liabilities held for sale or disposal	12,037	8,845
Total current liabilities	104,000	77,450
Convertible notes	—	14,843
Notes payable and accrued interest from related party	47,491	49,807
Long term notes payable	11,052	10,456
Long term accounts payable	977	962
Construction finance liability	16,000	16,000
Deferred tax liability	11,882	6,097
Lease liability	123,946	120,672
Long term liabilities held for sale or disposal	—	20,094
TOTAL LIABILITIES	315,348	316,381
SHAREHOLDERS' (DEFICIT) EQUITY
Subordinate Voting Shares (no par value, unlimited shares authorized, 669,519,349 and 643,416,275 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	308,952	304,602
Additional paid-in capital	66,948	59,411
Deficit	(427,402)	(335,755)
Equity attributable to 4Front Ventures Corp.	(51,502)	28,258
Non-controlling interest	108	93
TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(51,394)	28,351
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$263,954	$344,732
See accompanying notes to consolidated financial statements.

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	For the Years Ended December 31,
	2023	2022
REVENUE
Revenue from sale of goods	$86,132	$95,722
Real estate income	11,303	11,942
Total revenues	97,435	107,664
Cost of goods sold	(51,543)	(56,239)
Gross profit	45,892	51,425
OPERATING EXPENSES
Selling, general and administrative expenses	63,407	56,272
Depreciation and amortization	3,120	2,667
Transaction and restructuring related expenses	212	1,022
Impairment of goodwill and intangible assets	—	6,484
Total operating expenses	66,739	66,445
Income (loss) from operations	(20,847)	(15,020)
Other income (expense)
Interest income	3	32
Interest expense	(13,805)	(12,614)
Change in fair value of derivative liability	(385)	3,502
Loss on disposal	(149)	(228)
Gain on extinguishment of debt	29	—
Loss on litigation settlement	(3)	(250)
Other	(2,469)	13,364
Total other income (expense), net	(16,779)	3,806
Net loss from continuing operations before income taxes	(37,626)	(11,214)
Income tax expense	(7,092)	(10,077)
Net loss from continuing operations	(44,718)	(21,291)
Net loss from discontinued operations, net of taxes	(46,914)	(25,586)
Net loss	(91,632)	(46,877)
Net income attributable to non-controlling interest	15	21
Net loss attributable to shareholders	$(91,647)	$(46,898)
Basic and diluted loss per share - continuing operations	$(0.14)	$(0.03)
Basic and diluted loss per share - discontinued operations	$(0.07)	$(0.04)
Weighted average number of shares outstanding, basic and diluted	649,692,245	632,951,141
See accompanying notes to consolidated financial statements.

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
(Amounts expressed in thousands of U.S. dollars except for share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2021	594,181,604	$274,120	$52,197	$(288,857)	$37,460	$72	$37,532
Shares issued for Island pursuant to acquisition	8,783,716	6,245	—	—	6,245	—	6,245
Warrants issued for Island pursuant to acquisition	—	732	—	—	732	—	732
Shares issued for NECC pursuant to acquisition	28,571,428	18,200	—	—	18,200	—	18,200
Shares issued for Bloom pursuant to acquisition	3,750,000	2,100	—	—	2,100	—	2,100
Share-based compensation	1,750,604	—	7,214	—	7,214	—	7,214
Conversion of notes to equity	6,235,512	3,122	—	—	3,122	—	3,122
Shares issued with exercise of stock options	51,975	33	—	—	33	—	33
Shares issued with exercise of warrants	91,436	50	—	—	50	—	50
Net loss	—	—	—	(46,898)	(46,898)	21	(46,877)
Balance, December 31, 2022	643,416,275	$304,602	$59,411	$(335,755)	$28,258	$93	$28,351
Shares issued for asset acquisition	2,380,952	447	—	—	447	—	447
Shares issued to settle payables	4,062,500	650	—	—	650	—	650
Shares issued for executive compensation	9,300,250	862		—	862	—	862
Conversion of notes to equity	10,359,372	2,391	—	—	2,391	—	2,391
Equity component of debt	—	—	1,333	—	1,333	—	1,333
Warrants issued	—	—	206	—	206	—	206
Share-based compensation	—	—	5,998	—	5,998	—	5,998
Net loss	—	—	—	(91,647)	(91,647)	15	(91,632)
Balance, December 31, 2023	669,519,349	$308,952	$66,948	$(427,402)	$(51,502)	$108	$(51,394)

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in thousands of U.S. dollars)

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(44,718)	$(21,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,560	5,114
Equity based compensation	7,066	7,214
Change in fair value of derivative liability	385	(3,502)
Accretion of lease liability	5,698	5,675
Loss on disposal	149	—
Write-off of fixed asset from terminated lease	—	228
Change in contingent consideration payable	—	(2,393)
Loss on extinguishment of debt	(29)	—
Accretion of debt discount	2,632
Accrued interest on convertible debenture and interest	1,072	1,326
Accrued interest on notes payable	9,596	8,184
Interest accrued - lease receivable	1,468	957
Deferred taxes	5,785	(4,642)
Impairment of goodwill and intangibles	—	6,484
Changes in operating assets and liabilities:
Accounts receivable, net	1,766	(3,518)
Other receivables	(252)	196
Prepaid expenses and other assets	(1,018)	1,025
Inventory	1,801	(568)
Accounts payable	1,150	10,395
Accrued expenses and other current liabilities	89	447
Taxes payable	3,083	12,609
Deposits	2,572	(502)
Net cash provided by continuing operating activities	3,855	23,438
Net cash used in discontinued operating activities	(5,691)	(14,537)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,836)	8,901
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,051	—
Proceeds from notes receivable	—	108
Cash paid for asset acquisitions and business combinations, net of cash received	(850)	(25,000)
Purchases of property and equipment	(3,361)	(1,278)
Net cash used in continuing investing activities	(3,160)	(26,170)
Net cash used in discontinued investing activities	(284)	(1,603)
NET CASH USED IN INVESTING ACTIVITIES	(3,444)	(27,773)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable issued	3,410	3,000
Payment on construction finance liability	(640)	—
Proceeds from sales and leaseback transaction	—	16,000
Proceeds from the exercise of warrants	—	50
Proceeds from the exercise of stock options	—	33
Repayment of convertible debentures	—	(1,125)
Repayment of notes payable	(8,319)	(7,250)
Net cash (used in) provided by continuing financing activities	(5,549)	10,708
Net cash (used in) provided by discontinued financing activities	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,549)	10,708
NET (DECREASE) INCREASE IN CASH	(10,829)	(8,164)
Cash included in assets held for sale	(44)	—
CASH, BEGINNING OF YEAR	14,271	22,435
CASH, END OF YEAR	$3,398	$14,271

4FRONT VENTURES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in thousands of U.S. dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,718	$1,750
Cash paid for income taxes	$1,575	$2,110

Non-cash investing and financing activities:
Issuance of warrants for debt amendments	$4,165	$—
Issuance of restricted stock units	$1,333	$—
Issuance of equity for business acquisitions	$—	$25,177
Issuance of equity for asset acquisitions	$447	$2,100
Shares issued to settle payables	$650	$2,783
Paid-in-kind interest capitalized to debt principal	$175	$—
Termination of new right-of-use assets and lease liabilities	$—	$2,020
Transfers of property and equipment from assets related to discontinued operations to continuing operations	$3,556	$—
Net assets transferred to held for sale	$(117)	$—

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the British Columbia Corporations Act. The Company operates the business through two segments: THC Cannabis and CBD Wellness. As of December 31, 2023, the Company's THC Cannabis segment consists of five dispensaries and four production and cultivation facilities across Illinois and Massachusetts. Also, as part of its THC Cannabis segment, the Company leases real estate, sells equipment and supplies, and licenses intellectual property to cannabis producers in the state of Washington. The Company’s CBD Wellness segment sells non-THC hemp derived products across the United States.

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

Note 2: SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Presentation

The consolidated financial statements include the accounts of 4Front and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has prepared these statements pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and U.S. GAAP. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the U.S. GAAP and in accordance with the rules and regulations of the SEC for annual financial information. In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of the results of the annual periods presented. All adjustments are of a normal recurring nature.

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

(d)    Trade Receivables

Accounts receivable represents receivables from customers stemming from sales in the ordinary course of business and leasing services which are recorded when billed or when the related revenue is earned. Accounts receivable are stated net of allowance for doubtful accounts and customer credits. The Company establishes an allowance for doubtful accounts based on various factors including the age of receivables outstanding, historical trends, economic conditions, and other information. The allowance for doubtful accounts was $7.7 million and nil as of December 31, 2023 and 2022, respectively.

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

(k)    Leases

Lessee

The Company primarily leases its retail dispensaries, certain cultivation and production facilities, and office space which are accounted for under Accounting Standards Codification ("ASC") Topic 842, "Leases" ("ASC Topic 842"). The Company determines if an arrangement is a lease at inception. The Company recognizes operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. An implicit borrowing rate is occasionally provided in lease agreements which the Company utilizes to calculate right-of-use assets and liabilities at the end of each reporting period. When an implicit borrowing rate is not provided, the Company uses a benchmark approach to derive an appropriate imputed discount rate. The Company will benchmark itself against other companies of similar credit ratings and comparable quality and derive an imputed rate. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the consolidated balance sheets. Certain leases include variable payments related to common area maintenance, insurance, and property taxes, which are billed by the landlord, as is customary with these types of charges for office space, and are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component. For additional information on leases where the Company is the lessee, see Note 9.

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

(m)    Contract Assets and Liabilities

A contract liability is recorded on the consolidated balance sheet for consideration transferred prior to goods transfer. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified as the current portion of contract liabilities in the accompanying consolidated balance sheets with the remaining balance classified as long-term. When the Company has an unconditional right to payment, a receivable is classified on the consolidated balance sheet as current contract assets for amounts due within twelve months or long-term contract assets for amounts due after twelve months. The accompanying consolidated balance sheets reflect a contract liability for the amount of revenue to be recognized in the future as and when the Company satisfies its remaining performance obligations. As of December 31, 2023, contract liabilities are related to discontinued operations of which $2.3 million is included in the accompanying consolidated balance sheet.

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

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
In calculating the fair value of derivative liabilities, the Company uses a valuation model when Level 1 inputs are not available to estimate fair value at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the reporting date. Critical estimates and assumptions used in the model are discussed in Note 12.

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

(p)    Share-based Compensation

The stock option plan (Note 15) allows Company directors, employees and consultants to acquire shares of the Company. The Company measures the fair value of services received in exchange for all options granted based on the fair market value of the award as of the grant date. The fair value of options granted is recognized as a share-based compensation expense with a corresponding increase in equity. Consideration paid on the exercise of stock options is credited to share capital. The fair value is measured at grant date and each tranche is recognized over the period during which the options vest. The fair value of the options granted is measured using the Black-Scholes option pricing model taking into account the terms and conditions upon which the options were granted. At each financial position reporting date, the amount recognized as an expense is adjusted to reflect the number of stock options that are expected to vest.

(q)    Revenue Recognition

Revenue is recognized by the Company in accordance with ASC Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606"). Revenue from the sale of goods consists of direct retail sales to customers at the Company-owned dispensaries and wholesale sales to third-party dispensaries, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. The Company recognized sales discounts of $11.2 million and $13.3 million for the year ended December 31, 2023 and 2022, respectively. Sales tax is excluded from the transaction price and recorded as liabilities upon collection at the point of sale.

Revenue related to real estate income on leases is recognized in accordance with ASC Topic 842. Lease payments received are primarily recognized as real estate income in the consolidated statements of operations. A portion of the lease payment amortizes the lease receivable.

The following table represents the Company’s disaggregated revenue by source:

	For the Years Ended December 31,
	2023	2022
Retail	$73,149	$86,712
Wholesale	12,983	9,010
Real estate	11,303	11,942
Total	$97,435	$107,664

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment. The Company offers a loyalty reward program at certain dispensary locations. A portion of the revenue generated in a sale is allocated to the loyalty points earned which is deferred until the loyalty points are redeemed or expire. As of December 31, 2023 and 2022, the loyalty liability totaled $0.5 million and $1.5 million, respectively, and is included in accrued liabilities on the consolidated balance sheets.

(r)    Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost”. Advertising expenses from continuing operations totaled $14.7 million and $19.9 million in the years ended December 31, 2023 and 2022, respectively.

(s)    Income Taxes

Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using the enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 17, the Company is subject to the limitations of IRC Section 280E.

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

(v) Assets Held for Sale

Assets held for sale represent property, equipment, and leasehold improvements, right-of-use assets, and any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. All assets and liabilities classified as held for sale are presented separately in the consolidated balance sheets of the current period.

(w) Discontinued Operations

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

(x)    Foreign Currency

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

(y)    Recent Accounting Pronouncements

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

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
ii.In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements”, which require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset. It also requires such leasehold improvements to be accounted for as a transfer between entities under common control through an adjustment to entity if, and when, the lessee no longer controls the use of the underlying asset. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2023-01 on the consolidated financial statements.
iii.In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements.
iv.In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements," which incorporates certain existing or incremental disclosures and presentation requirements of SEC Regulations S-X and S-K into the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 is effective for the Company as of the effective date to remove the existing disclosure requirement from Regulations S-X and S-K. Early adoption is not permitted. The Company is currently assessing the impact of adopting ASU 2023-06 on the consolidated financial statements.
v.In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve the financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for the Company beginning January 1, 2024 with early adoption permitted. The Company is currently evaluating the effect of adopting this accounting standard.
vi.In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 280), Improvements to Income Tax Disclosures” (“ASU 2023-09”), which require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a certain quantitative threshold. ASU 2023-09 is effective for the Company beginning January 1, 2025 with early adoption permitted. The Company is currently evaluating the effect of adopting this accounting standard.

Note 3: GOING CONCERN

As of December 31, 2023, the Company had cash and cash equivalents of $3.4 million and working capital deficit of $70.1 million. The Company incurred net losses from continuing operations of $44.7 million and $21.3 million for the years ended December 31, 2023 and 2022, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 4: INVENTORY

The Company’s inventories include the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Raw materials - unharvested cannabis	$2,268	$2,431
Raw materials - harvested and purchased cannabis	5,745	6,753
Packaging and other non-finished goods	1,072	713
Work in process - manufactured and purchased extracts	1,790	3,412
Finished goods	6,212	5,579
Total inventory	$17,087	$18,888

Note 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment and related depreciation are summarized in the table below:

	December 31, 2023	December 31, 2022
Land	$774	$774
Buildings & improvements	12,584	13,784
Construction in process	7,165	82
Furniture, equipment & other	8,855	8,963
Leasehold improvements	19,966	19,544
Total	$49,344	$43,147
Less: accumulated depreciation	(12,795)	(8,733)
Total property and equipment, net	$36,549	$34,414

Depreciation expense related to continuing operations for the year ended December 31, 2023 and 2022 was $3.1 million and $2.6 million respectively, of which $2.4 million and $2.4 million, respectively, is included in cost of goods sold.

Unless specifically excluded in the LI Lending note, all property, plant, and equipment is secured by LI Lending as collateral on the LI Lending note (Note 11). In November 2022, the Company amended the lease agreement for its facility in Matteson, Illinois to increase the tenant improvement allowance under the lease by $19.9 million. Refer to Note 9 for further information.

On November 17, 2023, the Company entered into an agreement with a third party to sell a significant piece of equipment for a sale price of $1.4 million, of which $0.95 million is to be received in cash with the remaining $0.5 million contemplated in a promissory note receivable.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 6: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Customer Relationships	Non-Competition Agreements	Tradenames and Trademarks	Know-How	Total
Gross Carrying Amount, December 31, 2021	$20,146	$2,900	$249	$100	$9,700	$33,095
Acquisitions	12,000	—	—	1	—	12,001
Impairment	(6,485)	—	—	—	—	(6,485)
Gross Carrying Amount, December 31, 2022	$25,661	$2,900	$249	$101	$9,700	$38,611
Acquisitions	—	—	—	—	—	—
Impairment	—	—	—	—	—	—
Gross Carrying Amount, December 31, 2023	$25,661	$2,900	$249	$101	$9,700	$38,611

Accumulated Amortization, December 31, 2021	$—	$(1,811)	$(250)	$(100)	$(4,688)	$(6,849)
Amortization Expense	—	(581)	—	(1)	(1,940)	(2,522)
Accumulated Amortization, December 31, 2022	$—	$(2,392)	$(250)	$(101)	$(6,628)	$(9,371)
Amortization Expense	—	(508)	—	—	(1,939)	(2,447)
Accumulated Amortization, December 31, 2023	$—	$(2,900)	$(250)	$(101)	$(8,567)	$(11,818)

During the year ended December 31, 2022, the Company acquired intangible assets related to the New England Cannabis Company and Bloom Farms transactions. During the year ended December 31, 2023, the Company entered into agreements to acquire dispensary licenses from Euphoria, LLC and Westside Visionaries. Refer to Note 7 for further discussion.

During the year ended December 31, 2022, management noted indicators of impairment of its acquired long-lived assets due to recent cannabis market conditions in the state of Michigan. The Company used various Level 3 inputs and a discounted cash flow model to determine the fair value of these asset groups. Accordingly, the Company recorded an impairment loss of $6.5 million in the consolidated statements of operations for the year ended December 31, 2022.

For the purpose of the annual impairment test on October 31, 2023, the Company performed a qualitative assessment and noted no impairment of its indefinite-lived intangible assets as of October 31, 2023.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Amortization expense related to continuing operations for the year ended December 31, 2023 and 2022 was $2.4 million and $2.5 million respectively. Expected annual amortization expense for intangible assets subject to amortization at December 31, 2023 is as follows for each of the next five fiscal years:

Year Ending December 31,
2024	$1,134
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total Future Amortization Expense	$1,134

Goodwill

Balance, December 31, 2021	$23,155
Acquisitions	18,652
Balance, December 31, 2022	$41,807
Balance, December 31, 2023	$41,807

Goodwill as of December 31, 2023 is related to the THC Cannabis segment in which there is no accumulated impairment within this segment. Goodwill related to the CBD Wellness segment has an accumulated impairment charge of $13.4 million, which represented the entire balance and occurred during the year ended December 31, 2020. As of December 31, 2023 and 2022, all goodwill and intangibles are attributable to the THC Cannabis segment.

For the purpose of the annual impairment test on October 31, 2023, the Company performed a qualitative assessment and noted no impairment of goodwill as of October 31, 2023. As of December 31, 2023, the THC Cannabis reporting unit had negative carrying amounts of which $41.8 million of goodwill is allocated to the reporting unit.

Refer to Note 18 for discussion of intangible assets and goodwill related to the Company's operations in California classified as discontinued operations.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 7: ACQUISITIONS AND BUSINESS COMBINATIONS

There were no business combinations during the year ended December 31, 2023. A summary of business combinations completed during the year ended December 31, 2022 is as follows:

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
(1) During the year ended December 31, 2023, Island Global Holdings was classified as discontinued operations. Refer to Note 18 for further information.
(2) The respective amounts are revenues and net income (loss) recognized in the consolidated statement of operations for the year ended December 31, 2022.

The following unaudited pro forma financial information presents the results of operations of the acquired entities for the years ended December 31, 2022 as if the acquisitions had occurred as of January 1, 2022. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

Years Ended December 31,
2022
Pro Forma Net Income (Loss)	$(53,071)
Pro Forma Revenues	$120,305

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

Intangible assets acquired from NECC consist of cannabis licenses which are indefinite-lived assets. As a result of the NECC Acquisitions, the Company recognized $18.7 million of goodwill to the THC Cannabis segment based on the expected synergies from combining the acquired operations with the Company's existing operations in Massachusetts. Management does not expect acquired goodwill to be deductible for tax purposes.

As part of the NECC Acquisitions, the Company incurred $0.7 million in transaction and restructuring costs, which were included in transaction and restructuring related expenses and expensed as incurred during the year ended December 31, 2022.

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

As part of the Island Merger, the Company incurred $1.4 million in restructuring and transaction costs, which were included in transaction and restructuring related expenses and expensed as incurred during the year ended December 31, 2022.

During the year ended December 31, 2023, Island Global Holdings was classified as discontinued operations as part of the Company's California operations. Refer to Note 18 for further information.

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

In addition to the consideration transferred, there is an earn-out consideration based on the actual revenue in excess of $2.1 million generated from the brands within California during the first 12 months after the closing. This earn-out consideration cannot exceed $5.0 million. As of the transaction date, it is not probable this consideration will become payable and no liability has been recognized. As of December 31, 2023, Bloom Farms was classified as discontinued operations as part of the Company's California operations. Refer to Note 18 for further information.

Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC ("Euphoria") for a total purchase price of $4.5 million to be paid in cash, promissory notes, and Class A Subordinate Voting Shares. Euphoria holds a conditional adult use dispensary license in the state of Illinois which shall convert to a final license upon regulatory approval. The transfer of the license is subject to regulatory approval. As of December 31, 2023, the Company has paid $0.3 million in cash and issued 2,308,952 Class A Subordinate Voting Shares valued at $0.4 million based on the closing stock price of the SVS on the issuance date, which is included as a component of prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2023. In certain events as defined in this agreement, such as, but not limited to the inability to obtain regulatory approval, all consideration paid by the Company to the sellers are refundable. The remaining consideration will be due upon regulatory approval at the closing date. In the event of termination by the Company under certain circumstances, the Company shall pay a breakup fee of $3.5 million to the sellers, less any portion of the purchase price already paid. Conversely, in the event of termination by the sellers under certain circumstances, the sellers shall pay a breakup fee of $3.5 million to the Company. A subsidiary of the Company entered into a conditional management services agreement to manage the operations of Euphoria until a final license is issued.

Westside Visionaries

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Westside Visionaries, LLC ("Westside") for a total purchase price of $2.4 million of which $1.1 million shall be paid in cash, $1.2 million shall be in the form of a promissory note, and $0.1 million in the form of Class A Subordinate Voting Shares. In addition, Westside has issued a $2.0 million secured promissory note to Linchpin Investors, LLC, a subsidiary of the Company, to fund the permitted expansion for the dispensary build-out with a maturity date of the earlier of the second anniversary of closing (license approval) or the third anniversary of the date on which the note was executed.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
In the event of termination by mutual written consent of both parties or by the sellers based on the Company's breach, then any portion of the purchase price paid as of the termination date may be retained by the sellers. As of December 31, 2023, the Company has paid $0.6 million in cash which is included as a component of prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2023.

Westside holds a conditional adult use dispensary license in the state of Illinois which shall convert to a final license upon regulatory approval. The transfer of the license is subject to regulatory approval. A subsidiary of the Company entered into a conditional management services agreement to manage the operations of Westside until a final license is issued.

Note 8: ASSETS HELD FOR SALE

On November 8, 2023, the Company ceased operations at its retail dispensary located in Ann Arbor, Michigan operating under Om of Medicine, LLC ("Om of Medicine"). The assets were classified as held for sale as of December 31, 2023 and did not meet the criteria for discontinued operations under ASC Subtopic 205-20. For the year ended December 31, 2023, Om of Medicine contributed $1.3 million in revenue and net loss of $0.6 million. As of December 31, 2023, assets and liabilities related to Om of Medicine was $0.9 million and $1.0 million, respectively, which are presented separately on the consolidated balance sheet as of December 31, 2023.

In May 2023, the Company entered into an Asset Purchase Agreement to sell the assets related to Om of Medicine, which was amended in January 2024. The transaction is subject to close upon regulatory approval which is expected within one year. In January 2024, the Company received confirmation of the legal dissolution of Om of Medicine, LLC.

Note 9: LEASES

(a)    The Company as a Lessee

The Company leases real estate for dispensaries, cultivation and production facilities, and office space which were all accounted for as operating leases as of December 31, 2023 and 2022. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Total operating lease costs related to continuing operations were $20.9 million and $17.5 million for the years ended December 31, 2023 and 2022, respectively. Short-term lease costs during the years ended December 31, 2023 and 2022 were not material.

The below are the details of other disclosures regarding the Company's lessee transactions as of December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,330	$12,071
Non-cash additions to right-of-use assets and lease liabilities:
Recognition of right-of-use assets for operating leases	$94	$—

Weighted average remaining lease term (in years)	17.7	18.6
Weighted average discount rate	13.7%	13.7%

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Maturities of lease liabilities for third-party operating leases as of December 31, 2023 were as follows:

Year Ending December 31,
2024	$16,336
2025	16,854
2026	17,295
2027	17,672
2028	18,119
Thereafter	305,054
Total lease payments	391,330
Less interest	(265,664)
Present value of lease liability	$125,666

Modification of Lease Agreement

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

On July 7, 2023, the Company amended its lease agreement for the cultivation and production facility in Matteson, Illinois to apply its security deposit mainly to the monthly base rent for the four month period through November 30, 2023; to defer payment of the $2.2 million increase in security deposit to be funded as draws on the tenant improvement allowance through November 30, 2023; and to make pro rata payments of such deferred payments equal to 1/12 of the aggregate amount, concurrently with monthly base rent installments, for the twelve month period commencing January 1, 2024. There was no modification to the lease accounting as a result of this amendment to the timing of payments of the refundable security deposit.

New Lease Agreement

On August 23, 2023, the Company entered into a guaranty of a lease agreement for a third dispensary location in Illinois. Within five days of the agreement execution, the premise was available to the Company to begin leasehold improvements. The Company funded a security deposit with rent abated for the first nine calendar months following the rent commencement date. As of December 31, 2023, the Company recognized an initial right of use asset and lease liability of $1.2 million in connection with this agreement.

Discontinued Operations

During the fiscal quarter ended September 30, 2023, the Company ceased its cultivation and production operations in the state of California (together, the "California operations") as reported under the THC Cannabis segment. As a result, all prior year right-of-use assets and lease liabilities were reclassified as assets related to discontinued operations and liabilities related to discontinued operations, respectively in prior periods reflected. As of December 31, 2023, the right-of-use assets and lease liabilities related to the discontinued operations were written off.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(b)    The Company as a Lessor

The Company leases real estate, sells equipment and supplies, and licenses intellectual property to cannabis producers in the state of Washington and Illinois where the Company is the lessor. Such leases in which the Company is the lessor do not contain variable lease payments or options to purchase. Lease income for operating and direct financing leases for the periods presented are as follows:

	Years Ended December 31,
	2023	2022
Real estate income:
Operating leases	$8,961	$9,269
Direct financing leases	2,342	2,673
Total real estate income	$11,303	$11,942

The Company leases buildings in Olympia, Washington and Elk Grove, Illinois that are subleased or partly subleased to a third party. The subleases are classified as operating leases under ASC 842 and the underlying assets are presented in the consolidated balance sheets as follows:

	December 31, 2023	December 31, 2022
Right-of-use assets	$25,249	$26,133
Current portion of lease liability	$289	$296
Long-term portion of lease liability	$22,380	$22,078

The Company leases a building in Elma, Washington that is subleased to a third party. This sublease is classified as a finance lease. A reconciliation of the lease receivables for the periods presented is as follows:

	December 31, 2023	December 31, 2022
Balance, beginning of the year	$9,421	$10,378
Interest	2,342	2,673
Lease payments received	(3,810)	(3,630)
Balance, end of the period	7,953	$9,421
Less current portion	(3,990)	(3,810)
Long-term lease receivables	$3,963	$5,611

Future minimum lease payments receivable (principal and interest) on the direct financing leases are as follows:

Year Ending December 31,
2024	$3,990
2025	4,170
2026	2,880
2027	—
2028	—
Thereafter	—
Total minimum lease payments	11,040
Less: Interest	(3,087)
Total lease receivable	$7,953
Current portion lease receivable	(3,990)
Long-term lease receivable	$3,963

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 10: DERIVATIVE LIABILITY

On November 23, 2020, the Company closed a brokered private placement and issued 24,644,500 Units at a price of C$0.70 per Unit for net proceeds of $11.6 million. Each Unit is comprised of one subordinate voting share of the Company and one-half of a subordinate voting share purchase warrant. Each whole warrant entitles the holder to purchase one subordinate voting share for a period of two years from the date of issuance at an exercise price of C$0.90 per subordinate voting share. The warrants met the criteria in ASC 480, and are therefore classified as derivative liabilities at fair value with changes being reported through the statement of operations. In November 2022, such warrants expired unexercised and, accordingly, the balance of derivative liabilities was nil as of December 31, 2023 and 2022.

In connection with the amendment of the senior secured debt with LI Lending LLC in July 2023, the Company issued warrants to purchase a variable number of subordinate voting shares on August 10, 2023 wherein each warrant shall be exercisable into one (1) Subordinate Voting Share at an exercise price of $0.17 through May 1, 2026. If 4Front obtains a bona fide offer from a third party to refinance the loan within six months from the amendment date, the lender will have the option to match the proposed terms of the offer or keep the loan in force; upon exercise of either option, the lender's warrant coverage will be reduced from 33% to 30% of the loan balance divided by the exercise price as of the current maturity date. If 4Front obtains permitted secured debt senior to the loan up to $8.0 million, 75% of the warrants will become exercisable by cashless exercise. If 4Front obtains permitted secured debt senior to the loan in excess of $8.0 million (up to the $10.0 million maximum), 100% of the warrants will become exercisable by cashless exercise. The warrants met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. See Note 11 for further information on the July 2023 amendment.

The fair value of the warrants classified as liabilities was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used for the periods presented:

	Issuance Date	December 31, 2023
Share Price	$0.10	$0.10
Exercise Price	$0.17	$0.17
Expected Life	2.7 years	2.3 years
Annualized Volatility	84.5%	98.8%
Risk-Free Annual Interest Rate	4.5%	4.2%
In connection with the senior secured credit facility, the Company entered into a restricted stock unit (“RSU”) agreement (the “RSU Agreement”) dated November 13, 2023 wherein the Company granted 15,900,000 RSUs to the lender. Each RSU represents an unsecured promise to issue one Class A Subordinate Voting Share upon the earliest of certain distribution events at a price of CAD$0.31. If at the time of the distribution event, the number of SVS underlying the RSUs is less than 2.12% of the fully diluted SVS of the Company, an additional number of RSUs will be issuable to the lender at the closing market price on the Canadian Securities Exchange on the trading day prior to issuance. The additional RSUs met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. See Note 11 for further information on the senior secured credit facility. The fair value of the RSUs classified as liabilities was determined using the Company's share price which is considered a Level 1 input on the fair value hierarchy.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
A reconciliation of the changes in fair value of the derivative liabilities is as follows:

	For the Years Ended December 31,
	2023	2022
Balance, beginning of period	$—	$3,502
Issuance of derivative liability	4,165	—
Change in fair value of derivative liability	385	(3,502)
Balance, end of period	$4,550	$—

See Note 13 for warrants classified within equity.

Note 11: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

Terms	December 31, 2023	December 31, 2022
Secured promissory notes dated May 10, 2019, as subsequently amended, with a related party which mature on May 1, 2026 and bear interest at a rate of 16.5% through May 1, 2024 and 12% per annum thereafter	$47,491	$49,807
Promissory note dated October 13, 2023 under the senior secured credit facility which matured on December 1, 2023 and bears interest at a rate of 15.5% per annum. The Company is currently in negotiations to amend the terms of the agreement.	3,410	—
Convertible promissory note dated October 6, 2021, which matures on October 6, 2024 and bears interest at a rate of 10% per annum	15,818	14,843
Unsecured convertible promissory note at $0.50 per share due December 18, 2024 at 12% per annum with monthly cash payments of $50,000 beginning January 15, 2024 through maturity (1)	2,051	3,554
Promissory note issued for the acquisition of NECC due January 7, 2023 at 10% per annum (2)(5)	—	519
Promissory note issued for the acquisition of Island due October 25, 2026 at 6% per annum (5)	11,030	10,431
Secured promissory note due January 1, 2024 at 1.5% monthly interest through November 30, 2022 and 2% monthly interest through maturity (3)	2,734	3,230
Unsecured promissory note due November 30, 2024, monthly interest payments at 12% per annum through September 2023 and 11% per annum through November 2024 (4)	1,630	1,730
Various	9	51
Total Notes Payable and Convertible Notes	$84,173	$84,165
(1) In November 2022, the unsecured convertible note was amended to extend the maturity date to May 18, 2023. The Company concluded the extension resulted in a debt modification under ASC 470. On October 2, 2023, the Company amended the unsecured convertible promissory note with Healthy Pharms Inc. wherein the interest rate was amended to 12.0% per annum and the maturity date was extended to December 18, 2024. Beginning January 15, 2024, the Company shall make monthly cash payments of $50,000 through the maturity date. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of $0.4 million was recorded in the consolidated statement of operations for the year ended December 31, 2023. In November 2023, the Company issued 10,359,372 Class A Subordinate Voting Shares to the note holder to settle $1,992,187 of the promissory note.

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

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
(3) On August 30, 2022, the Company entered into a Promissory Note Purchase Agreement with HI 4Front, LCC and Navy Capital Green Fund, LP. Under the agreement, the Company sold promissory notes totaling $3.0 million with a six-month maturity bearing 1.5% monthly interest for three months and 2% monthly interest for three months. The notes were unsecured, but would become secured if not repaid within three months. On October 10, 2023, the Company amended the promissory note wherein the maturity date was extended to January 1, 2024. As consideration for the amendment, the Company paid an extension fee of C$65,000 in the form of 1,283,425 share purchase warrants, wherein each warrant is exercisable into one (1) Subordinate Voting Share at an exercise price of US$0.20 and expire on October 17, 2027. The amendment was not deemed to be a substantial modification under ASC Subtopic 470-50. As a result of the modification, the Company recorded an additional debt discount of $0.2 million for the issuance of the warrants.

(4) On September 16, 2022, the unsecured promissory note was modified to be due and payable in full on September 30, 2023. Interest will continue at an annual rate of 12% with payment of interest due monthly. On September 28, 2023, the Company entered into an amendment of this promissory note to reduce the interest rate to 11% and extend the maturity date to November 30, 2024. The amendment was classified as a troubled debt restructuring pursuant to ASC 470-60, "Troubled Debt Restructurings by Debtors".

(5) Refer to Note 7 for further information on the acquisition related promissory notes.

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50.0 million, of which $45.0 million was drawn as of December 31, 2023 in two amounts: (i) $35.0 million bearing interest at a rate of 10.25% and (ii) $10.0 million bearing interest at a rate of 12.25%. The loan matures on May 10, 2024 upon which the Company shall pay an exit fee of 20% of the remaining principal balance.

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
In addition, the exit fee of $9.0 million was removed and deferred interest in the amount of $9.2 million shall be added to the principal of the promissory note on May 1, 2024, for a total payable at maturity of $51.7 million. As compensation for the amendment, the Company shall pay an extension fee of $0.5 million payable in cash on May 1, 2024. In addition, the Company issued warrants to purchase a variable number of subordinate voting shares on August 10, 2023 wherein each warrant shall be exercisable into one (1) Subordinate Voting Share at an exercise price of $0.17 through May 1, 2026. See Note 10 for further information regarding the fair value of the warrants. The amendment to the related party loan was not deemed to be a substantial modification under ASC Subtopic 470-50. As a result of the modification, the Company recorded an additional debt discount of $4.7 million related to the extension fee and the fair value of the warrants.

For the years ended December 31, 2023 and 2022, the Company recognized accrued interest expense of $7.8 million and $7.0 million, respectively, on the related party loan and made $6.4 million and $5.5 million, respectively, in payments of principal and interest to the related party. See Note 19 for further discussion of this related party transaction.

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

On October 6, 2023, the Company amended the October 2021 Convertible Note wherein payment of interest shall be deferred and become due and payable upon the earlier of the maturity date, a change of control, or event of default under the existing agreement terms. In addition, the outstanding balance, including any deferred interest payments, shall accrue interest at a rate of 10.0% per annum through maturity. The conversion price was amended to $0.23 per share. The amendment of the October 2021 Convertible Note was deemed to be a substantial modification under ASC Subtopic 470-50 and a gain on extinguishment of $0.4 million was recorded in the consolidated statement of operations for the year ended December 31, 2023.

As of December 31, 2023, payments of principal and interest totaling $1.1 million have been made for this loan. As of December 31, 2023 and 2022, the unamortized discount balance related to the October 2021 Convertible Note was $0.5 million and $0.4 million, respectively, with a remaining amortization period of 0.8 years and 1.75 years, respectively. For the years ended December 31, 2023 and 2022, the Company recognized interest expense of $1.1 million and $1.1 million, respectively, and accretion of debt discount of $0.3 million and $0.2 million, respectively, related to the October 2021 Convertible Note.

Senior Secured Credit Facility

On October 13, 2023, the Company entered into a senior secured credit facility agreement for an aggregate principal up to $10.0 million in which a term loan in the amount of $3.4 million was drawn on the closing date and a second tranche of $4.0 million is available to be drawn through July 13, 2024. The term loans accrue interest paid monthly in arrears at a rate equal to the greater of (a) the sum of the prime rate and 7.0% and (b) 15.5% per annum. The term loans mature on December 1, 2023 and include extension terms under certain circumstances no further than September 30, 2026. For each term loan, the Company shall pay an origination fee equal to 7.0% of the principal amount of the term loan upon issuance. In addition, the Company shall pay a commitment fee on the undrawn second tranche which shall accrue at a rate per annum of 2.0% through the earlier of July 13, 2024 and the date on which the maximum facility amount is drawn. The Company may prepay the term loans, in whole or in part, at any time subject to the prepayment fee based on the date of the prepayment. Further, the Company shall pay an exit fee of $1.4 million upon the earlier of the maturity date or the date on which the obligations are paid in full. The term loans shall be secured by senior liens on all assets of the Company and borrowing subsidiaries.

The agreement contains financial covenants that (a) require the Company to have minimum liquidity of at least $3.0 million beginning December 31, 2023, (b) have a fixed charge coverage ratio of no less than 1.10 to 1.00 beginning June 30, 2024 and (c) have a consolidated leverage ratio of no more than 3.00 to 1.00 beginning June 30, 2024. The Loan Agreement contains additional covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain dispositions and enter into certain transactions with affiliates.

In connection with the senior secured credit facility, the Company entered into a restricted stock unit (“RSU”) agreement (the “RSU Agreement”) dated November 13, 2023 wherein the Company issued 15,900,000 RSUs to the lender. Each RSU represents an unsecured promise to issue one Class A Subordinate Voting Share upon the earliest of certain distribution events at a price of CAD$0.31. Refer to Note 10 for information on additional RSUs to be issued which are classified as a derivative liability.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Future minimum payments on the notes payable and convertible debt are as follows:

Year Ending December 31,
2024	$25,630
2025	—
2026	—
2027	58,543
2028	—
Thereafter	—
Total minimum payments	84,173
Less current portion	(25,630)
Long-term portion	$58,543

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

The initial term of the agreement is 20 years, with two options to extend the term for five years each. The initial monthly rent payment is equal to $0.1 million for the first year of the agreement, with 3% annual increases over the life of the agreement. As of December 31, 2023, the total finance liability associated with this transaction is $16.0 million. The total interest expense incurred during the year ended December 31, 2023 was nil.

Note 12: SHAREHOLDER'S EQUITY

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

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2021	592,905,396	1,276,208	594,181,604
Share capital issuances	49,234,671	—	49,234,671
Balance, December 31, 2022	642,140,067	1,276,208	643,416,275
Share capital issuances	26,103,074	—	26,103,074
Balance, December 31, 2023	668,243,141	1,276,208	669,519,349

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

Series	Shares outstanding as of December 31, 2023	As converted to SVS Shares
Class A - Subordinate Voting Shares	668,243,141	668,243,141
Class C - Multiple Voting Shares	1,276,208	1,276,208
Total shares outstanding	669,519,349	669,519,349

Note 13: WARRANTS

A reconciliation of the beginning and ending balance of outstanding share purchase warrants classified as equity is as follows:

	Number of Warrants	Weight-Average Exercise Price
Balance, December 31, 2021	26,192,237	$0.75
Issued	2,999,975	1.00
Exercised	(91,436)	0.54
Expired	(22,748,498)	0.76
Balance, December 31, 2022	6,352,278	0.82
Issued	2,658,425	0.16
Expired	(2,227,303)	0.67
Balance, December 31, 2023	6,783,400	$0.61

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
As of December 31, 2023, the Company has the following warrants outstanding:

Warrants Outstanding		Exercise Price		Expiry Date
2,999,975			$1.00	April 13, 2024
625,000	*	C$	0.80	October 6, 2024
500,000	*	C$	0.80	October 6, 2025
625,000		C$	0.23	May 10, 2027
750,000			$0.10	September 1, 2027
1,283,425			$0.20	October 17, 2027
6,783,400

*Represents warrants that are exercisable as of December 31, 2023.

See Note 10 for warrants for classified as derivative liabilities.

Note 14: NON-CONTROLLING INTERESTS

The non-controlling interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

	December 31, 2023	December 31, 2022
	MMA Capital	MMA Capital
Current assets	$—	$—
Current liabilities	—	—
Current net assets	—	—
Non-current assets	14,620	14,620
Non-current liabilities	—	—
Non-current net assets	$14,620	$14,620

MMA Capital
Balance, December 31, 2021	$72
Net income attributable to NCI	21
Balance, December 31, 2022	93
Net income attributable to NCI	15
Balance, December 31, 2023	$108

Note 15: SHARE-BASED COMPENSATION

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

As of December 31, 2023, the Company had 43,672,411 options exercisable and 91,702,766 options outstanding, with exercise prices ranging from C$0.10 to C$1.63. The following table summarizes the Company’s stock option activity and related information:

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Number of Options	Weighted Average Price (CAD$)	Weighted Average Years
Balance, December 31, 2021	54,282,752	$0.94	2.97
Granted	35,161,000	$0.68	4.80
Exercised	(133,333)	$0.80	—
Forfeited/Expired	(13,683,459)	$0.96	—
Balance, December 31, 2022	75,626,960	$0.86	3.46
Granted	68,294,666	$0.20	4.52
Forfeited/Expired	(52,218,860)	$0.84	—
Balance, December 31, 2023	91,702,766	$0.34	3.78

During the year ended December 31, 2023 and 2022, the Company recognized share-based compensation of $6.0 million and $7.2 million respectively. In determining the amount of share-based compensation, the Company used the Black-Scholes option pricing model to establish the fair value of options granted during the year with the following key assumptions:

	For the Years Ended December 31,
	2023	2022
Risk-Free Interest Rate	4.02%	3.44%
Expected Life (years)	3.51	3.01
Expected Annualized Volatility	86.83%	82.73%
Expected Dividend Yield	—	—

Cashless Exercises

During the year ended December 31, 2023, there were no share issuances resulting from cashless exercises. During the year ended December 31, 2022, the Company issued an aggregate of 51,975 Class A shares pursuant to the exercise of 133,333 options. As part of the Company’s equity incentive plans, the Company may permit cashless exercise. The Company withheld exercised shares from the holders to cover the strike price upon issuance. The number of options exercised under the cashless method was 133,333 with shares withheld to cover these costs as of December 31, 2022 being 106,666, resulting in total shares issued to option holders upon cashless exercise of options being 26,667.

Restricted Share Units

On July 27, 2023, the Company issued a total of 9,853,830 restricted share units ("RSUs"), at a issue price of C$0.165 based on the closing price of its Subordinate Voting Shares, to certain officers and employees of the Company. The RSUs are fully vested as of the grant date and expire upon the earlier of 18 months following the grant date or the occurrence of certain events. As of December 31, 2023, the Company recognized share-based compensation of $1.2 million for these fully vested RSU grants.

On November 13, 2023, in connection with the $10.0 million senior secured credit facility agreement, the Company issued 15,900,000 restricted stock units to the lender, ALT Debt II, LP wherein each RSU is exercisable into one (1) Class A Subordinate Voting Share upon the earliest of certain specified conditions at an issue price of $0.20 per RSU.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 16: SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 2023 and 2022, general and administrative expenses were comprised of:

	For the Years Ended December 31,
	2023	2022
Rent and lease related expenses	$18,106	$13,771
Salaries and benefits	16,906	18,239
Share-based compensation	6,860	7,214
Professional services	4,014	5,353
Bad debt expense	7,767	625
Licenses, fees and taxes	1,634	1,400
Advertising and promotions	1,485	1,614
Security expenses	1,353	1,253
Other general and administrative expenses	5,282	6,803
Total selling, general and administrative expenses	$63,407	$56,272

Note 17: INCOME TAXES

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

The following table sets forth the components of income tax (benefit) expense for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Net current taxes:
U.S. Federal	$2,645	$12,031
U.S. State	$825	$2,518
Deferred Taxes:
U.S. Federal	$2,606	$(3,521)
U.S. State	$1,017	$(1,121)
Total (continuing and discontinued)	$7,093	$9,907

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Loss before income taxes (continuing and discontinued operations)	$(84,539)	$(36,970)
Statutory tax rate	21.00%	21.00%
Expense based on statutory rates	(17,753)	(7,764)
Permanent non-deductible items	16,164	14,419
State taxes	(2,444)	280
Change in state rate	79	101
Change in valuation allowance	2,622	4,524
Change in uncertain tax position	8,524	—
Interest and penalties	3,464	2,689
Acquisition related adjustments	—	(6,142)
Lease deferred tax true-up	(683)	688
Return-to-provision	(2,221)	940
Other adjustments	(659)	172
Income tax expense (continued and discontinued)	$7,093	$9,907

The following tables set forth the components of deferred income taxes as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating losses	$8,521	$5,898
Lease liabilities	10,257	16,595
Goodwill and intangible assets	1,677	1,785
Other	1,917	1,024
Total deferred tax assets	22,372	25,302
Valuation allowance	(8,521)	(5,898)
Total net deferred tax assets	13,851	19,404

Deferred tax liabilities
Property and equipment	(5,699)	(408)
Intangible assets	(8,937)	(9,338)
Right-of-use assets	(11,097)	(17,936)
Total net deferred tax liabilities	(25,733)	(27,682)
Total adjusted deferred tax liabilities (continued and discontinued)	$(11,882)	$(8,278)

As of December 31, 2023, the Company has gross state net operating losses of approximately $53.7 million, which begin to expire in 2029, and gross federal net operating losses of approximately $19.1 million, $0.9 million of which expire in 2037 and the remainder can be carried forward indefinitely. Pursuant to Section 382 of the Internal Revenue Code, utilization of net operating losses may be subject to annual limitations in the event of a change in ownership of the Company. These annual limitations may result in the expiration of net operating losses prior to utilization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assesses the positive and negative evidence to determine if sufficient future taxable income will be generated to use its existing deferred tax assets. The Company has recorded a valuation allowance related to its state and federal net operating loss carryforwards as of December 31, 2023 and 2022 in the amount of $8.5 million and $5.9 million, respectively.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Activity in unrecognized tax benefits which are included as a component of taxes payable in the accompanying consolidated balance sheet were as follows:

	December 31, 2023	December 31, 2022
Balance, beginning of year	$—	$—
Increase related to positions taken in the current year	8,524	—
Balance, end of year	$8,524	$—

If recognized, $8.5 million of the gross unrecognized tax benefit balance at December 31, 2023 would favorably impact the Company's effective income tax rate. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company recorded penalties and interest related to outstanding income tax liabilities in the amount of $3.5 million and $2.7 million for the period ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company has recorded $8.2 million and $5.0 million, respectively of accrued penalties and interest related to outstanding income tax liabilities – which is included within Taxes Payable on the Company’s balance sheet.

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

Note 18: DISCONTINUED OPERATIONS

During the fiscal quarter ended September 30, 2023, the Company ceased its cultivation and production operations in the state of California (together, the "California operations") as reported under the THC Cannabis segment. The Company concluded that the abandonment of its California operations represented a strategic shift and thus all assets and liabilities to the operations within the state of California were classified as discontinued operations. Long-lived assets related to the California operations ceased to be used as of December 31, 2023 and thus considered disposed of other than by sale as of December 31, 2023. The assets associated with the California operations were measured at the lower of their carrying value or fair value less costs to sell. During the year ended December 31, 2023, the Company recognized a loss on disposal of $14.4 million for the net carrying value of the assets as of the disposition date which was determined as the book value less direct costs to sell and an impairment charge of $12.9 million for the write-off of its intangible assets and goodwill. The Company does not have significant continuing involvement with the California operations outside of the contract liabilities of $2.3 million and the litigation matters disclosed in Note 20.

Revenue and expenses, gains or losses relating to the discontinuation of California operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The operating results of the discontinued operations are summarized as follows:

	Years Ended December 31,
	2023	2022
REVENUE
Revenue from sale of goods	$9,412	$10,495
Real estate income	411	418
Total revenues	9,823	10,913
Cost of goods sold	(22,482)	(21,187)
Gross profit	(12,659)	(10,274)
OPERATING EXPENSES
Selling, general and administrative expenses	4,901	6,527
Depreciation and amortization	212	521
Transaction and restructuring related expenses	860	1,135
Impairment of goodwill and intangible assets	12,856	6,700
Total operating expenses	18,829	14,883
Loss from operations	(31,488)	(25,157)
Other income (expense)
Interest expense	(32)	(71)
Loss on disposal	(14,368)	(381)
Other	(1,025)	(147)
Total other income (expense), net	(15,425)	(599)
Net loss from discontinued operations before income taxes	(46,913)	(25,756)
Income tax benefit	(1)	170
Net loss on discontinued operations	$(46,914)	$(25,586)

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	December 31, 2023	December 31, 2022
Carrying amount of the assets included in discontinued operations:
Current assets:
Cash	$63	$919
Accounts receivable, net	(49)	1,943
Other receivables	16	(16)
Inventory	33	6,704
Prepaid expenses and other assets	—	192
Total current assets (1)	63	9,742
Property, plant, and equipment, net	—	22,492
Intangible assets, net	738	1,687
Goodwill	—	12,148
Right-of-use assets	—	16,522
Deposits	14	619
Total non-current assets (1)	752	53,468
TOTAL ASSETS OF THE DISPOSAL GROUP	$815	$63,210

Carrying amount of the liabilities included in discontinued operations:
Current liabilities:
Accounts payable	3,552	1,600
Accrued expenses and other current liabilities	4,752	5,164
Taxes payable	72	—
Current portion of contract liabilities	48	369
Current portion of lease liability	—	1,712
Total current liabilities (1)	8,424	8,845
Long term notes payable	5	—
Long term accounts payable	330	400
Contract liabilities	2,280	2,000
Deferred tax liability	—	2,181
Lease liability	—	15,513
Total non-current liabilities (1)	2,615	20,094
TOTAL LIABILITIES OF THE DISPOSAL GROUP	$11,039	$28,939

(1) The assets and liabilities of the disposal group are classified as current on the consolidated balance sheets as of December 31, 2023 because it is probable that the sale or disposal other than by sale will occur within one year.

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 19: RELATED PARTIES

LI Lending LLC

Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to $50.0 million loan from LI Lending of which $43.0 million was drawn as of December 31, 2023. Mr. Gontmakher, the CEO of the Company, and Roman Tkachenko, a director of the Company, each hold a 14.28% ownership interest in LI Lending. $52.1 million of the loan advanced includes the notes payable and accrued interest less debt discount of $4.6 million that was outstanding as of December 31, 2023. Of the $47.5 million outstanding at December 31, 2023, $8.5 million represents interest accrued through December 31, 2023. See Note 11 for details on the outstanding note payable.

In July 2023, the related party loan was amended wherein while the debt is outstanding, if the Company unilaterally removes Mr. Gontmakher as its Chief Executive Officer or Karl Chowscano as its President without either cause or lender consent, the maturity date of the loan will be accelerated to the date that is 30 days after the first unilateral removal. Refer to Note 11 for additional amendment terms.

As compensation for the amendment, the Company issued warrants to LI Lending to purchase a variable number of subordinate voting shares on August 10, 2023 wherein each warrant shall be exercisable into one (1) Subordinate Voting Share at an exercise price of $0.17 through May 1, 2026. See Note 10 for warrant terms.

Note 20: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of December 31, 2023, Company has not estimated a potential liability related to the possible enforcement of laws against the medical cannabis industry.

(b)    Contingent consideration payable

As part of the acquisition of Om of Medicine, LLC, the Company is subject to contingent consideration payable to the sellers. The fair value of the contingent consideration, which is based on specific revenue levels achieved over a 2-3-year period, is as follows:

Balance, December 31, 2021	$2,393
Changes in fair value	(2,393)
Balance, December 31, 2022	$—
Changes in fair value	—
Balance, December 31, 2023	$—

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

Om of Medicine: The contingent consideration payable is determined as the amount in excess of gross sales of $3.4 million (for fiscal 2020 and 2021) and $3.5 million (2022) to a maximum payable of $6.9 million. During the year ended December 31, 2021, the Company determined the outstanding current contingent consideration payable of $1.2 million was no longer deemed contingent and therefore reclassified the balance to accrued expenses and other current liabilities. During the year ended December 31, 2022, the Company performed analyses and determined it does not anticipate the subsidiaries to reach the required milestone for the year ended December 31, 2022. As a result, the Company estimated the contingent consideration to be nil as of December 31, 2022 and recorded a gain on the fair value adjustment. Refer to Note 8 for classification of Om of Medicine as held for sale as of December 31, 2023.

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

On May 9, 2023, Florival LLC (“Florival”) sued the Company in the California Superior Court for the County of Santa Cruz. The lawsuit alleged the Company had breached an agreement with Florival under which Company subsidiary Island Global Holdings, Inc. (“Island”) agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. The Company denied it had any direct liability under the agreement, which was executed two years before the Company’s acquisition of Island and asserted an unclean hands defense on behalf of both the Company and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against the Company and Island. The Company and Island have appealed the decision. Management has accrued $0.85 million related to this matter as of December 31, 2023.

On September 14, 2023, Teichman Enterprises, Inc. (“Teichman”) sued Company subsidiary 4Front California Capital Holdings, Inc. (“4Front CA”) in the California Superior Court for the County of Los Angeles. The lawsuit alleged 4Front CA had breached a lease with Teichman for 4Front CA’s facility in Commerce, California by failing to pay rent due under the lease. Teichman sought possession of the property and damages of $0.6 million. 4Front CA denied the allegations, but vacated the facility. Teichman dismissed the case in January 2024.

On September 29, 2023, Teichman Enterprises, Inc. sued 4Front CA and the Company in the Superior Court for the County of Los Angeles. The lawsuit alleged the Company had breached a lease agreement with Teichman under which the Company entered into a 10-year lease commitment ending on January 31, 2029, and that the Company breached its guarantee of the lease. Teichman has alleged total rent owed under the lease agreement is $13.4 million in addition to a license fee of $1.0 million and additional damages. Total damages sought from Teichman under the lease contracts is $15.5 million. 4Front CA and the Company denied the allegations in the compliant, and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. Based on management's review of case, the Company has accrued $2.7 million associated with this legal liability as of December 31, 2023.

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

Note 21: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable, and accrued expenses approximates carrying value due to their short-term nature. The Company’s lease receivables, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rates of interest. These measurements were identified as Level 1 measurements, due to the proximity of fair value to carrying values. The fair value of stock options granted were estimated based on a Black-Scholes model during the years ended December 31, 2023 and 2022. The estimated fair value of the derivative liabilities, which represent warrants classified as liabilities, represent Level 3 measurements. The assumptions that the Company used in the fair valuation of derivative liabilities are disclosed in Note 10.

The following table details the fair value measurements within the fair value hierarchy of the Company's financial instruments, which includes the Level 3 liabilities:

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$4,550	$—	$—	4,550
Total liabilities	$4,550	$—	$—	$4,550

Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

There were no transfers between fair value levels for the years ended December 31, 2023 and 2022.

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

The Company maintains cash with federally insured financial institutions. As of December 31, 2023 and 2022, the Company exceeded federally insured limits by $0.3 million and $10.1 million, respectively. As of December 31, 2023 and 2022, the Company held an immaterial amount of cash in a Canadian trust account that is denominated in C$.

As of December 31, 2023 and 2022, the maximum credit exposure related to the carrying amounts of accounts receivable, lease receivables, and other receivables was $12.4 million and $15.0 million, respectively.

(c)    Liquidity Risk

The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due. The Company has raised capital as needed, however there is no guarantee the company will be able to continue to raise funds in the same manor it has historically.

The Company has the following gross contractual obligations as of December 31, 2023, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$20,429	$977	$—	$—	$21,406
Convertible notes, notes payable and accrued interest	25,630	47,513	11,030	—	84,173
Construction finance liability	—	16,000	—	—	$16,000
Total	$46,059	$64,490	$11,030	$—	$121,579

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

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 22: SEGMENT INFORMATION

Operating segments are components of the Company that engage in business activities which generate revenues and incur expenses (including intercompany revenues and expenses related to transactions conducted with other components of the Company). The operations of an operating segment are distinct, and the operating results are regularly reviewed by the chief operating decision maker (“CODM”) for the purposes of resource allocation decisions and assessing its performance. The Company's Chief Executive Officer is the Company's CODM. As of December 31, 2023, the Company had two reportable segments as follows:

•THC Cannabis – Cultivation, manufacturing, and distribution of THC cannabis; and
•CBD Wellness – Sale of CBD products to third-party consumers.

The below table presents financial results of each segment as of and for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net Revenues
THC Cannabis	$96,588	$106,632
CBD Wellness	847	1,032
Total Net Revenues	$97,435	$107,664

Net (Income) Loss Attributable to Shareholders
THC Cannabis	$11,481	$6,288
CBD Wellness	(55)	(66)
Corporate	33,292	15,069
Total Net Loss from Continuing Operations	$44,718	$21,291

Assets
THC Cannabis	$262,423	$343,410
CBD Wellness	388	625
Corporate	1,143	697
Total Assets	$263,954	$344,732

4 FRONT VENTURES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 23: GOVERNMENT ASSISTANCE PROGRAM

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act. During the fiscal year ended December 31, 2022, the Company recorded and received $7.4 million related to the CARES Employee Retention Credit in other income on the Company’s Consolidated Statements of Operations.

Note 24: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 15, 2024, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

On January 29, 2024, the Company agreed with LI Lending, LLC to convert $23.0 million of the Company’s loan into 244,680,852 Class A Subordinate Voting Shares and issued LI Lending, LLC a warrant for 36,702,127 shares of Class A Subordinate Voting Shares at a price of $0.11, as well as a restricted stock unit agreement providing that, in the event of a financing by the Company at less than C$0.125 per share of Class A Subordinate Voting Shares, LI Lending, LLC shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. In addition, the Company issued LI Lending, LLC a restricted stock unit agreement providing that, in the event of a financing by the Company at less than C$0.125 per share of Class A Subordinate Voting Shares, LI Lending, LLC shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company.

On February 14, 2024, the Company entered into a guaranty of a lease agreement for a fourth dispensary location in Illinois.

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrew Thut, certify that:
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of the registrant’s board of directors (or persons performing the equivalent functions):

Date: April 15, 2024	/s/ Andrew Thut
Andrew Thut, Chief Executive Officer (principal executive officer)

Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Peter Kampian, certify that:
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of the registrant’s board of directors (or persons performing the equivalent functions):

Date: April 15, 2024	/s/ Peter Kampian
Peter Kampian, Chief Financial Officer (principal financial and accounting officer)

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Andrew Thut, Chief Executive Officer (principal executive officer) of 4Front Ventures Corp. (the “Company”), and Peter Kampian, Chief Financial Officer (principal financial and accounting officer) of the Company, each hereby certifies that, to the best of his knowledge:

1)
The Company’s Annual Report on Form 10-K for the year ended December 31, 2023, to which this certification is attached as Exhibit 32.1 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2024

/s/ Andrew Thut
Andrew Thut Chief Executive Officer (principal executive officer)

/s/ Peter Kampian
Peter Kampian Chief Financial Officer (principal financial and accounting officer)

The foregoing certifications are being furnished pursuant to 18 U.S.C. Section 1350. They are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, regardless of any general incorporation language in such filing.