Form 10-Q
period 2024-03-31
4Front Ventures Corp.
filed 2024-05-17
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 14, 2024, the registrant had 913,923,993 Class A Subordinate Voting Shares outstanding.

4Front Ventures Corp.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As of March 31, 2024 and December 31, 2023
(Amounts expressed in thousands of U.S. dollars except for share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$2,889	$3,398
Accounts receivable, net	4,098	3,682
Other receivables	766	735
Current portion of lease receivables	4,035	3,990
Inventory	16,377	17,087
Prepaid expenses and other assets	3,186	3,324
Assets held for sale or disposal	1,580	1,696
Total current assets	32,931	33,912
Property, plant, and equipment, net	37,461	36,549
Lease receivables	3,444	3,963
Intangible assets, net	26,308	26,793
Goodwill	41,807	41,807
Right-of-use assets	117,626	118,511
Deposits	2,419	2,419
TOTAL ASSETS	$261,996	$263,954
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$13,907	$11,415
Accrued expenses and other current liabilities	8,594	9,014
Taxes payable	40,287	39,634
Derivative liability	6,345	4,550
Current portion of convertible notes	16,320	15,818
Current portion of lease liability	1,669	1,720
Current portion of notes payable and accrued interest	10,054	9,812
Current liabilities held for sale or disposal	12,009	12,037
Total current liabilities	109,185	104,000
Notes payable and accrued interest from related party	28,534	47,491
Long term notes payable	11,193	11,052
Long term accounts payable	1,548	977
Construction finance liability	16,000	16,000
Deferred tax liability	11,882	11,882
Lease liability	124,223	123,946
TOTAL LIABILITIES	302,565	315,348
SHAREHOLDERS' (DEFICIT) EQUITY
Subordinate Voting Shares (no par value, unlimited shares authorized, 914,200,201 and 669,519,349 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	337,222	308,952
Additional paid-in capital	67,956	66,948
Accumulated Deficit	(445,855)	(427,402)
Equity attributable to 4Front Ventures Corp.	(40,677)	(51,502)
Non-controlling interest	108	108
TOTAL SHAREHOLDERS' DEFICIT	(40,569)	(51,394)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$261,996	$263,954

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended March 31, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended March 31,
	2024	2023
REVENUE
Revenue from sale of goods	$16,933	$23,339
Real estate income	1,909	2,940
Total revenues	18,842	26,279
Cost of goods sold	(11,268)	(12,713)
Gross profit	7,574	13,566
OPERATING EXPENSES
Selling, general and administrative expenses	11,714	14,210
Depreciation and amortization	631	797
Total operating expenses	12,345	15,007
Income (loss) from continuing operations	(4,771)	(1,441)
Other income (expense):
Interest income	5	14
Interest expense	(2,489)	(3,164)
Change in fair value of derivative liability	763	—
Loss on disposal	(5)	—
Loss on extinguishment of debt	(11,752)	—
Loss on litigation settlement	—	(3)
Other	(99)	(150)
Total other expense, net	(13,577)	(3,303)
Net income (loss) from continuing operations before income taxes	(18,348)	(4,744)
Income tax benefit (expense)	—	(3,066)
Net loss from continuing operations	(18,348)	(7,810)
Net loss from discontinued operations, net of taxes	(105)	(3,582)
Net loss	(18,453)	(11,392)
Net income attributable to non-controlling interest	—	5
Net loss attributable to shareholders	$(18,453)	$(11,397)
Basic and diluted loss per share - continuing operations	$(0.02)	$(0.01)
Basic and diluted loss per share - discontinued operations	$—	$(0.01)
Weighted average number of shares outstanding, basic and diluted	831,363,709	642,140,067
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY (unaudited)
For the Three Months Ended March 31, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars except for share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2023	669,519,349	$308,952	$66,948	$(427,402)	$(51,502)	$108	$(51,394)
Conversion of debt to equity	244,680,852	28,270	—	—	28,270	—	28,270
Share-based compensation	—	—	1,008	—	1,008	—	1,008
Net loss	—	—	—	(18,453)	(18,453)	—	(18,453)
Balance, March 31, 2024	914,200,201	$337,222	$67,956	$(445,855)	$(40,677)	$108	$(40,569)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2022	643,416,275	$304,602	$59,411	$(335,755)	$28,258	$93	$28,351
Share-based compensation	—	—	1,020	—	1,020	—	1,020
Net loss	—	—	—	(11,397)	(11,397)	5	(11,392)
Balance, March 31, 2023	643,416,275	$304,602	$60,431	$(347,152)	$17,881	$98	$17,979

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended March 31, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(18,348)	$(7,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,257	1,380
Equity based compensation	1,008	1,020
Change in fair value of derivative liability	(763)	—
Accretion of lease liability	1,164	1,982
Loss on disposal	5	—
Loss on extinguishment of debt	11,752	—
Accretion of debt discount	222	92
Accrued interest on convertible debenture and interest	398	227
Accrued interest on notes payable	1,408	2,352
Interest accrued - lease receivable	474	324
Deferred taxes	—	(254)
Changes in operating assets and liabilities:
Accounts receivable, net	(416)	(1,254)
Other receivables	(31)	(116)
Prepaid expenses and other assets	132	(34)
Inventory	710	(1,444)
Accounts payable	3,228	(1,264)
Accrued expenses and other current liabilities	(419)	(1,174)
Taxes payable	679	2,599
Deposits	(5)	(253)
Net cash provided by (used in) continuing operating activities	2,455	(3,627)
Net cash used in discontinued operating activities	(171)	(3,021)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,284	(6,648)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for asset acquisitions and business combinations, net of cash received	—	(250)
Purchases of property and equipment	(1,768)	(170)
Net cash used in continuing investing activities	(1,768)	(420)
Net cash used in discontinued investing activities	—	(68)
NET CASH USED IN INVESTING ACTIVITIES	(1,768)	(488)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(1,025)	(3,259)
Net cash used in continuing financing activities	(1,025)	(3,259)
NET CASH USED IN FINANCING ACTIVITIES	(1,025)	(3,259)
NET DECREASE IN CASH	(509)	(10,395)
CASH, BEGINNING OF PERIOD	3,398	14,271
CASH, END OF PERIOD	$2,889	$3,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Net assets transferred to held for sale	$79	$—
See accompanying notes to condensed consolidated interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front” or the “Company”) exists pursuant to the provisions of the British Columbia Corporations Act. The Company operates the business through two segments: THC Cannabis and CBD Wellness. As of March 31, 2024, the Company's THC Cannabis segment consists of five dispensaries and four production and cultivation facilities across Illinois and Massachusetts. Also, as part of its THC Cannabis segment, the Company leases real estate, sells equipment and supplies, and licenses intellectual property to cannabis producers in the state of Washington. The Company’s CBD Wellness segment sells non-THC hemp derived products across the United States.

The unaudited condensed consolidated interim financial statements include the accounts of 4Front and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company has prepared these statements pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and U.S. GAAP. Certain information related to the organization, significant accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted.

In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. Operating results for interim periods are not necessarily indicative of results you can expect for a full year. These financials should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Going Concern

As of March 31, 2024, the Company had cash of $2.9 million and working capital deficit of $76.3 million. The Company incurred net losses from continuing operations of $18.3 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a component of an entity that is classified as discontinued operations is presented separately from continuing operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. All assets and liabilities related to such discontinued operations are presented separately in the consolidated balance sheets for all periods presented. Accordingly, the presentation of prior period balances may not agree to prior issued financial statements. See Note 17 for further information on discontinued operations.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Management's Estimates and Assumptions

The preparation of the Company’s financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary. Actual results may differ from these estimates. The most critical and subjective areas are discussed in detail in the notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no changes to the Company's accounting policies since the Annual Report.

New Accounting Pronouncements

Recently Adopted

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurements - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)". ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of the standard on January 1, 2024 did not have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements”, which require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset. It also requires such leasehold improvements to be accounted for as a transfer between entities under common control through an adjustment to entity if, and when, the lessee no longer controls the use of the underlying asset. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of the standard on January 1, 2024 did not have a material impact on the Company’s consolidated financial statements.

Issued but Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, including those that have a single reportable segment. It also requires all public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items for each reportable segment. In addition, the ASU requires entities to disclose information about the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting ASU 2023-09 on the consolidated financial statements.

Note 2: INVENTORY

The Company’s inventories are summarized in the table below:

	March 31, 2024	December 31, 2023
Raw materials - unharvested cannabis	$2,457	$2,268
Raw materials - harvested and purchased cannabis	6,547	5,745
Packaging and other non-finished goods	850	1,072
Work in process - manufactured and purchased extracts	3,319	1,790
Finished goods	3,204	6,212
Total inventory	$16,377	$17,087

Note 3: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related depreciation are summarized in the table below:

	March 31, 2024	December 31, 2023
Land	$774	$774
Buildings & improvements	12,584	12,584
Construction in process	7,842	7,165
Furniture, equipment & other	8,996	8,855
Leasehold improvements	20,803	19,966
Total	$50,999	$49,344
Less: accumulated depreciation	(13,538)	(12,795)
Total property, plant, and equipment, net	$37,461	$36,549

Depreciation expense related to continuing operations for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.7 million, respectively, of which $0.6 million and $0.6 million, respectively, is included in cost of goods sold.

Unless specifically excluded in the LI Lending note, all property, plant, and equipment is secured by LI Lending as collateral on the LI Lending note (Note 9).

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Note 4: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Know-How	Total
Gross Carrying Amount, March 31, 2024 and December 31, 2023	$25,661	$9,700	$35,361

Accumulated Amortization, December 31, 2023	$—	$(8,568)	$(8,568)
Amortization Expense	—	(485)	(485)
Accumulated Amortization, March 31, 2024	$—	$(9,053)	$(9,053)
Intangible Assets, Net at December 31, 2023	$25,661	$1,132	$26,793
Intangible Assets, Net at March 31, 2024	$25,661	$647	$26,308

During fiscal year 2023, the Company entered into agreements to acquire dispensary licenses from Euphoria, LLC and Westside Visionaries. Refer to Note 5 for further details on the transaction.

Goodwill

Balance, December 31, 2022	$41,807
Adjustment to Acquisitions	—
Impairment	—
Balance, March 31, 2024	$41,807

Impairment of Intangible Assets and Goodwill

Goodwill as of March 31, 2024 is related to the THC Cannabis segment in which there is no accumulated impairment within this segment. As of March 31, 2024 and December 31, 2023, all goodwill and intangibles are attributable to the THC Cannabis segment.

Goodwill and infinite lived assets are assessed on an annual basis for impairment, or more frequently, if circumstances indicate an impairment to the carrying value may have occurred. As of March 31, 2024, the Company believes the carrying amounts of the long-lived assets, including finite-lived intangible assets (licenses), are recoverable and there were no events or circumstances that indicated impairment. However, if adverse events were to occur or circumstances were to change indicating the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

Refer to Note 17 for discussion of intangible assets and goodwill related to the Company's operations in California classified as discontinued operations.

Note 5: ASSET ACQUISITIONS

Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC ("Euphoria") for a total purchase price of $4.5 million to be paid in cash, promissory notes, and Class A Subordinate Voting Shares. As of March 31, 2024, the Company has paid $0.3 million in cash and issued 2,308,952 Class A Subordinate Voting Shares valued at $0.4 million based on the closing stock price of the SVS on the issuance date, which is included as a component of prepaid expenses and other assets on the consolidated balance sheet as of March 31, 2024.

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

In the event of termination by mutual written consent of both parties or by the sellers based on the Company's breach, then any portion of the purchase price paid as of the termination date may be retained by the sellers. As of March 31, 2024, the Company has paid $0.6 million in cash which is included as a component of prepaid expenses and other assets on the consolidated balance sheet as of March 31, 2024.

Westside holds a conditional adult use dispensary license in the state of Illinois which shall convert to a final license upon regulatory approval. The transfer of the license is subject to regulatory approval. A subsidiary of the Company entered into a conditional management services agreement to manage the operations of Westside until a final license is issued.

Note 6: ASSETS HELD FOR SALE

On November 8, 2023, the Company ceased operations at its retail dispensary located in Ann Arbor, Michigan operating under Om of Medicine, LLC ("Om of Medicine"). The assets were classified as held for sale as of March 31, 2024 and December 31, 2023 and did not meet the criteria for discontinued operations under ASC Subtopic 205-20. As of March 31, 2024, assets and liabilities related to Om of Medicine was $0.8 million and $1.0 million, respectively, which are presented separately on the consolidated balance sheet as of March 31, 2024.

In May 2023, the Company entered into an Asset Purchase Agreement to sell the assets related to Om of Medicine, which was amended in January 2024. The transaction has received regulatory approval, however closing is subject to standard final adjustments, which is expected within one year. In January 2024, the Company received confirmation of the legal dissolution of Om of Medicine, LLC.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 7: DERIVATIVE LIABILITY

In connection with the amendment of the senior secured debt with LI Lending LLC in July 2023, the Company issued warrants to purchase a variable number of Subordinate Voting Shares on August 10, 2023 wherein each warrant shall be exercisable into one (1) Subordinate Voting Share at an exercise price of $0.17 through May 1, 2026. If 4Front obtains a bona fide offer from a third party to refinance the loan within six months from the amendment date, the lender will have the option to match the proposed terms of the offer or keep the loan in force; upon exercise of either option, the lender's warrant coverage will be reduced from 33% to 30% of the loan balance divided by the exercise price as of the current maturity date. If 4Front obtains permitted secured debt senior to the loan up to $8.0 million, 75% of the warrants will become exercisable by cashless exercise. If 4Front obtains permitted secured debt senior to the loan in excess of $8.0 million (up to the $10.0 million maximum), 100% of the warrants will become exercisable by cashless exercise. The warrants met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. See Note 9 for further information on the July 2023 amendment.

In connection with the Second Amendment to the loan agreement with LI Lending on January 29, 2024, the Company issued a warrant to purchase 36,702,127 shares of Class A Subordinate Voting Shares at a price of C$0.14. These warrants were determined to be a derivative liability under ASC 815. Accordingly, the Company recorded an initial value of $2.6 million as a derivative liability on the date of grant.

The fair value of the warrants classified as liabilities was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the periods presented:

	Issuance Date	March 31, 2024
Share Price	$0.10	$0.11
Exercise Price	$0.15	$0.17
Expected Life	2.6 years	2.1 years
Annualized Volatility	89.8%	106.4%
Risk-Free Annual Interest Rate	4.4%	4.6%

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

On January 29, 2024, the Company entered into a RSU agreement with LI Lending, LLC providing that, in the event of a financing by the Company at less than C$0.125 per share of Class A Subordinate Voting Shares, LI Lending, LLC shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. The RSUs met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. As of the issuance date and March 31, 2024, the fair value of the RSUs classified as liabilities was determined to be nil.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
A reconciliation of the changes in fair value of derivative liabilities for the three months ended March 31, 2024 is as follows:

Balance, beginning of period	$4,550
Issuance of derivative liability	2,558
Change in fair value of derivative liability	(763)
Balance, end of period	$6,345

See Note 11 for warrants classified within equity.

Note 8: LEASES

New Lease Agreement

On February 14, 2024, the Company entered into a guaranty of a lease agreement for a fourth dispensary location in Illinois.
The Company as a Lessor:

Lease income for operating and direct financing leases for the periods presented are as follows:

	Three Months Ended March 31,
	2024	2023
Real estate income:
Operating leases	$919	$2,318
Direct financing leases	990	622
Total real estate income	$1,909	$2,940

The Company leases buildings in Olympia, Washington and Elk Grove, Illinois that are subleased or partly subleased to a third party. The subleases are classified as operating leases under ASC 842. The underlying assets are presented in the condensed consolidated balances sheets as follows:

	March 31, 2024	December 31, 2023
Right-of-use assets	$25,037	$25,249
Current portion of lease liability	$287	$289
Long-term portion of lease liability	$22,439	$22,380

The Company also leases a building in Elma, Washington that is subleased to a third party. This sublease is classified as a finance lease. A reconciliation of the lease receivables is as follows:

	March 31, 2024	December 31, 2023
Balance, beginning of period	$7,953	$9,421
Interest	516	2,342
Lease payments transferred to accounts receivable	(990)	(3,810)
Balance, end of period	7,479	7,953
Less current portion	(4,035)	(3,990)
Long-term lease receivables	$3,444	$3,963

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 9: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

Terms	March 31, 2024	December 31, 2023
Secured promissory notes dated May 10, 2019, as subsequently amended, with a related party which mature on May 1, 2026 and bear interest at a rate of 16.5% per annum through May 1, 2024 and 12% per annum thereafter	$28,534	$47,491
Convertible promissory note dated October 6, 2021, which matures on October 6, 2024 and bears interest at a rate of 10% per annum	16,320	15,818
Promissory note dated October 13, 2023 under the senior secured credit facility which matured on December 1, 2023 and bears interest at a rate of 15.5% per annum. The Company is currently in negotiations to amend the terms of the agreement.	3,410	3,410
Unsecured convertible promissory note at $0.50 per share due December 18, 2024 at 12% per annum with monthly cash payments of $50,000 beginning January 15, 2024 through maturity	2,083	2,051
Promissory note issued for the acquisition of Island due October 25, 2026 at 6% per annum	11,180	11,030
Secured promissory note due January 1, 2024 at 1.5% monthly interest through November 30, 2022 and 2% monthly interest through maturity	2,901	2,734
Unsecured promissory note due November 30, 2024 with monthly interest payments at 12% per annum through September 2023 and 11% per annum through November 2024	1,660	1,630
Various	13	9
Total Notes Payable and Convertible Notes	$66,101	$84,173

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC, a related party, for $50.0 million, of which $45.0 million was drawn as of March 31, 2024 in two amounts: (i) $35.0 million bearing interest at a rate of 10.25% and (ii) $10.0 million bear interest at a rate of 12.25%. The loan matures on May 10, 2024 upon which the Company shall pay an exit fee of 20% of the remaining principal balance.

In April 2020, the loan was amended to release certain assets previously held as collateral and to make principal prepayments totaling $2.0 million applied to the initial $35.0 million amount, decreasing the principal balance to $33.0 million. In December 2020, the loan was amended to increase the interest rate by 2.5% of which payments of the incremental interest were paid-in-kind until January 1, 2022. The Company was still required to make interest-only payments monthly of 10.25% on the initial $33.0 million and 12.25% on the final $10.0 million of the loan until January 1, 2022, when monthly interest rates were increased to 12.75% for the initial $33.0 million and 14.75% for the final $10.0 million for the remaining term.

In July 2023, the Company entered into the First Amendment to the loan agreement with LI Lending LLC to extend the maturity date of the related party loan to May 1, 2026, to reduce the interest rate to 12.0% per annum beginning May 1, 2024, and to expand the amount of third-party financings allowed under the loan agreement. In addition, the exit fee of $9.0 million was removed and deferred interest in the amount of $9.2 million shall be added to the principal of the promissory note on May 1, 2024, for a total payable at maturity of $51.7 million. As compensation for the amendment, the Company shall pay an extension fee of $0.5 million payable in cash on May 1, 2024. In addition, the Company issued warrants to purchase a variable number of Subordinate Voting Shares on August 10, 2023 wherein each warrant shall be exercisable into one (1) Subordinate Voting Share at an exercise price of $0.17 through May 1, 2026. See Note 7 for further information regarding the fair value of the warrants.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
On January 29, 2024, the Company entered into the Second Amendment to the loan agreement with LI Lending, LLC to convert $23.0 million of the related party loan into 244,680,852 Class A Subordinate Voting Shares and issued LI Lending, LLC a warrant to purchase 36,702,127 shares of Class A Subordinate Voting Shares at a price of C$0.14. The warrants was determined to be a derivative liability under ASC 815, see Note 6 for further information. In addition, the Company issued LI Lending, LLC a restricted stock unit agreement providing that, in the event of a financing by the Company at less than C$0.125 per share of Class A Subordinate Voting Shares, LI Lending, LLC shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. See Note 7 for further information regarding the fair value of the restricted stock units. The parties agreed that accrued interest in the amount of $0.2 million shall be paid-in-kind. The Second Amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $11.8 million was recorded in the consolidated statement of operations for the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recognized accrued interest expense of $0.8 million and $1.9 million, respectively, on the related party loan and made $0.8 million and $1.6 million, respectively, in cash payments of principal and interest to the related party. See Note 14 for further discussion of this related party transaction.

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

As of March 31, 2024, payments of principal and interest totaling $1.1 million have been made for this loan. As of March 31, 2024 and December 31, 2023, the unamortized discount balance related to the October 2021 Convertible Note was $0.5 million and $0.5 million, respectively, with a remaining amortization period of 0.50 years and 0.75 years, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $0.4 million and $0.2 million, respectively, and accretion of debt discount of $0.1 million and $0.1 million, respectively, related to the October 2021 Convertible Note.

Note 10: SHAREHOLDERS' EQUITY

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2023	668,243,141	1,276,208	669,519,349
Share capital issuances	244,680,852	—	244,680,852
Balance, March 31, 2024	912,923,993	1,276,208	914,200,201

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

Series	March 31, 2024
Class A - Subordinate Voting Shares	912,923,993
Class C - Multiple Voting Shares	1,276,208
Total shares outstanding	914,200,201

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 11: WARRANTS

A reconciliation of the beginning and ending balance of outstanding share purchase warrants classified as equity is as follows:

	Number of Warrants	Weight-Average Exercise Price
Balance, December 31, 2023	6,783,400	$0.61
Balance, March 31, 2024	6,783,400	$0.61

As of March 31, 2024, the Company had the following warrants classified as equity outstanding:

Warrants Outstanding		Exercise Price		Expiration Date
2,999,975			$1.00	April 13, 2024**
625,000	*	C$	0.80	October 6, 2024
500,000	*	C$	0.80	October 6, 2025
625,000			$0.23	May 10, 2027
750,000			$0.10	September 1, 2027
1,283,425		C$	0.20	October 17, 2027
6,783,400

*Represents warrants that were exercisable as of March 31, 2024.
** Expired unexercised subsequent to March 31, 2024.

Refer to Note 7 for warrants classified as liability.

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

As of March 31, 2024, the Company had 44,673,241 options exercisable and 91,465,266 options outstanding, with exercise prices ranging from C$0.00 to C$1.63. The following table summarizes the Company’s stock option activity and related information:

	Number of Options	Weighted Average Price (CAD$)	Weighted Average Years
Balance, December 31, 2023	91,702,766	$0.34	3.78
Forfeited/Expired	(237,500)	$1.03	—
Balance, March 31, 2024	91,465,266	$0.34	4.52

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

During the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation of $1.0 million and $1.0 million, respectively. No options were granted during three months ended March 31, 2024 and 2023.

Note 13: INCOME TAXES

The following table summarizes the Company's income tax expense:

	For the Three Months Ended March 31,
	2024	2023
Net loss from continuing operations before income taxes	$(18,348)	$(4,744)
Income tax benefit (expense)	$—	$(3,066)

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 14: RELATED PARTIES

LI Lending LLC

Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC (“LI Lending”) entered into a Construction Loan Agreement dated May 10, 2019, as amended, whereby Linchpin received an up-to $50.0 million loan from LI Lending, of which $45.0 million was drawn as of March 31, 2024. Mr. Gontmakher, a director of the Company and the former Chief Executive Officer, and Roman Tkachenko, a director of the Company, each hold a 14.28% ownership interest in LI Lending. The outstanding balance as of March 31, 2024 of $28.5 million includes notes payable and accrued interest of $29.4 million less debt discount of $0.9 million. See Note 9 for details on the outstanding note payable.

In August 2023, the Company issued warrants to LI Lending to purchase a variable number of Subordinate Voting Shares wherein each warrant shall be exercisable into one (1) Subordinate Voting Share at an exercise price of $0.17 through May 1, 2026. See Note 7 for warrant terms.

In January 2024, the Company issued a warrant to LI Lending to purchase 36,702,127 Subordinate Voting Shares at an exercise price of C$0.14 through May 1, 2026. The Company also entered into a RSU agreement providing that, in the event of a financing by the Company at less than C$0.125 per share of Class A Subordinate Voting Shares, LI Lending, LLC shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. See Note 7 for further information regarding the fair value of the RSUs.

Note 15: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of March 31, 2024, Company has not estimated a potential liability related to the possible enforcement of laws against the medical cannabis industry.

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

On May 9, 2023, Florival LLC (“Florival”) sued the Company in the California Superior Court for the County of Santa Cruz. The lawsuit alleged the Company had breached an agreement with Florival under which Company subsidiary Island Global Holdings, Inc. (“Island”) agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. The Company denied it had any direct liability under the agreement, which was executed two years before the Company’s acquisition of Island and asserted an unclean hands defense on behalf of both the Company and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against the Company and Island. The Company and Island have appealed the decision. Management has accrued $0.85 million related to this matter as of March 31, 2024.

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

On September 29, 2023, Teichman Enterprises, Inc. sued 4Front CA and the Company in the Superior Court for the County of Los Angeles. The lawsuit alleged the Company had breached a lease agreement with Teichman under which the Company entered into a 10-year lease commitment ending on January 31, 2029, and that the Company breached its guarantee of the lease. Teichman has alleged total rent owed under the lease agreement is $13.4 million in addition to a license fee of $1.0 million and additional damages. Total damages sought from Teichman under the lease contracts is $15.5 million. 4Front CA and the Company denied the allegations in the complaint, and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. Based on management's review of case, the Company has accrued $2.7 million associated with this legal liability as of March 31, 2024.

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

There were no transfers between fair value levels for the three months ended March 31, 2024 and the year ended December 31, 2023.

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

The Company maintains cash with federally insured financial institutions. As of March 31, 2024 and December 31, 2023, the Company exceeded federally insured limits by $0.1 million and $0.3 million, respectively. The Company has historically not experienced any losses in such accounts. As of March 31, 2024 and December 31, 2023, the Company held an immaterial amount of cash in a Canadian account that is denominated in C$.

As of March 31, 2024 and December 31, 2023, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivable, and lease receivables was $12.3 million and $12.4 million, respectively.

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The Company has the following gross contractual obligations as of March 31, 2024, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$22,501	$1,548	$—	$—	$24,049
Convertible notes, notes payable and accrued interest	26,374	39,727	—	—	66,101
Construction finance liability	—	16,000	—	—	16,000
Total	$48,875	$57,275	$—	$—	$106,150

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

Note 17: DISCONTINUED OPERATIONS

During the fiscal quarter ended September 30, 2023, the Company ceased its cultivation and production operations in the state of California (together, the "California operations") as reported under the THC Cannabis segment. The Company concluded that the abandonment of its California operations represented a strategic shift and thus all assets and liabilities to the operations within the state of California were classified as discontinued operations. Long-lived assets related to the California operations ceased to be used as of September 30, 2023 and thus considered disposed of other than by sale as of September 30, 2023. The assets associated with the California operations were measured at the lower of their carrying amount or fair value less costs to sell. The Company does not have significant continuing involvement with the California operations outside of the contract liabilities of $2.3 million and the litigation matters disclosed in Note 15.

Revenue and expenses, gains or losses relating to the discontinuation of California operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The operating results of the discontinued operations are summarized as follows:

	Three Months Ended March 31,
	2024	2023
REVENUE
Revenue from sale of goods	$3	$4,031
Real estate income	—	66
Total revenues	3	4,097
Cost of goods sold	(7)	(6,675)
Gross profit	(4)	(2,578)
OPERATING EXPENSES
Selling, general and administrative expenses	101	1,704
Depreciation and amortization	—	73
Total operating expenses	101	1,777
Loss from operations	(105)	(4,355)
Other income (expense)
Interest expense	—	(32)
Other	—	805
Total other income (expense), net	—	773
Net loss from discontinued operations before income taxes	(105)	(3,582)
Income tax expense	—	—
Net loss on discontinued operations	$(105)	$(3,582)

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	March 31, 2024	December 31, 2023
Carrying amount of the assets included in discontinued operations:
Current assets:
Cash	$54	$63
Accounts receivable, net	(110)	(49)
Other receivables	16	16
Inventory	30	33
Total current assets (1)	(10)	63
Intangible assets, net	738	738
Deposits	14	14
Total non-current assets (1)	752	752
TOTAL ASSETS OF THE DISPOSAL GROUP	$742	$815

Carrying amount of the liabilities included in discontinued operations:
Current liabilities:
Accounts payable	3,544	3,552
Accrued expenses and other current liabilities	4,744	4,752
Taxes payable	72	72
Current portion of contract liabilities	333	48
Total current liabilities (1)	8,693	8,424
Long term notes payable	(1)	5
Long term accounts payable	330	330
Contract liabilities	1,995	2,280
Total non-current liabilities (1)	2,324	2,615
TOTAL LIABILITIES OF THE DISPOSAL GROUP	$11,017	$11,039

(1)    The assets and liabilities of the disposal group are classified as current on the consolidated balance sheets as of March 31, 2024 because it is probable that the sale or disposal other than by sale will occur within one year.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 18: SEGMENT INFORMATION

As of March 31, 2024, the Company had two reportable segments as follows:

•THC Cannabis – Cultivation, manufacturing, and distribution of THC cannabis; and
•CBD Wellness – Sale of CBD products to third-party consumers.

The below table presents financial results of each segment for the three months ended March 31, 2024 and 2023, as well as total assets as of March 31, 2024 and December 31, 2023:

	Three Months Ended March 31,
	2024	2023
Net Revenues
THC Cannabis	$18,657	$26,063
CBD Wellness	185	216
Total Net Revenues	$18,842	$26,279

Net (Income) Loss Attributable to Shareholders
THC Cannabis	$12,164	$2,692
CBD Wellness	(84)	(14)
Corporate	6,268	5,132
Total Net Loss From Continuing Operations	$18,348	$7,810

	March 31, 2024	December 31, 2023
Assets
THC Cannabis	$260,485	$262,423
CBD Wellness	426	388
Corporate	1,085	1,143
Total Assets	$261,996	$263,954

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 19: SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The below table presents detailed information of selling, general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Rent and lease related expenses	$3,152	$4,259
Salaries and benefits	3,773	4,778
Share-based compensation	1,008	1,020
Professional services	1,809	1,391
Bad debt expense	85	126
Licenses, fees and taxes	269	371
Advertising and promotions	212	475
Security expenses	308	342
Other general and administrative expenses	1,098	1,448
Total Selling, General, and Administrative	$11,714	$14,210

Note 20: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 17, 2024, which is the date these condensed consolidated interim financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated interim financial statements.

The Company issued 1,000,000 Class A Subordinate Voting Shares ("SVS") to Leonid Gontmakher, the former Chief Executive Officer, pursuant to a Severance and Consulting Agreement effective January 8, 2024.

The Company issued 14,718,644 restricted share units (“RSUs”) on April 24, 2024, to certain consultants, directors, and officers of the Company in payment of compensation owed. The RSUs represent the right to receive one SVS upon the earliest to occur of a change in control, disability, death, unforeseeable emergency, separation from service other than for cause, or the date that is 18 months following the grant date, each as more particularly described in the applicable restricted share unit agreement.

In addition, the Company issued 5,483,600 purchase warrants convertible into SVS (each a “Warrant”) to settle debt owed to a service provider. Each Warrant will be exercisable at $0.07 into one SVS for a period of four years upon the satisfaction of specified commercial milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Investors should read the following discussion in conjunction with the unaudited financial statements and notes thereto included under Part 1, Item 1 of this Quarterly Report on Form 10-Q. In addition, investors should refer to our audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information about the Company that is intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1955. Forward-looking statements are statements that are not historical facts. Words such as "guidance," "expect," "will," "may," “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” and similar expressions are intended to identify forward-looking statements. The statements include information regarding our plans, strategies, and expectations of future financial performance and prospects. Forward-looking statements are not guarantees of performance. These statements are based upon the current beliefs and expectations of our management and are subject to significant risk and uncertainties that could cause actual results to differ materiality from those expressed in, or implied or projected by, the forward-looking information and statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot assure investors that the expectations will prove to be correct. Among the factors that could cause actual results to differ materially from the expectations are acts of war or terrorism and the impact on the social and economic conditions in the United States, and changes in the legalization of marijuana across the United States. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commissions, including our Annual Report on Form 10-K for the year ended December 31, 2023. New risk factors emerge over time and it is not possible to predict all such risk factors, or to assess the impact such risk factors have on the business. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

Overview

4Front Ventures Corp. ("4Front", the "Company", "we" or "our") has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, the Company operates five dispensaries and four production and cultivation facilities in Massachusetts and Illinois as of March 31, 2024. The Company's five "MISSION" branded dispensaries are located in: Brookline, MA; Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; and Calumet City, IL. The Company's four cultivation and production assets are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As part of its THC Cannabis segment, the Company also eases real estate, sells equipment and supplies, and licenses intellectual property to cannabis producers in the state of Washington.

The Company’s CBD Wellness segment is focused upon its ownership and operation of its wholly owned subsidiary, Pure Ratios Holdings, Inc. (“Pure Ratios”), a CBD-focused wellness company that sells non-THC products throughout the United States.

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

Recent Developments

Amendment of Senior Secured Debt

On January 29, 2024, the Company agreed with LI Lending, LLC to convert $23.0 million of the senior secured debt into 244,680,852 Class A Subordinate Voting Shares and issued LI Lending, LLC a warrant to purchase 36,702,127 shares of Class A Subordinate Voting Shares at a price of C$0.14. In addition, the Company issued LI Lending, LLC a restricted stock unit agreement providing that, in the event of a financing by the Company at less than C$0.125 per share of Class A Subordinate Voting Shares, LI Lending, LLC shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. Refer to Note 9 of the financial statements for further information.

Critical Accounting Policies and use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Critical accounting policies and estimates are identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 15, 2024. Although we believe our estimates and judgments are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2024 Compared With Three Months Ended March 31, 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue from Sale of Goods	$16,933	$23,339	$(6,406)	27%
Real Estate Income	1,909	2,940	(1,031)	35%
Total Revenues	18,842	26,279	(7,437)	28%
Cost of Goods Sold	(11,268)	(12,713)	1,445	11%
Gross Profit	7,574	13,566	(5,992)	44%
Total Operating Expense	12,345	15,007	(2,662)	18%
Income (Loss) from Continuing Operations	(4,771)	(1,441)	(3,330)	231%
Total Other Expense, net	(13,577)	(3,303)	(10,274)	311%
Net Income (Loss) from Continuing Operations Before Income Taxes	(18,348)	(4,744)	(13,604)	287%
Income Tax Expense	—	(3,066)	3,066	100%
Net Loss from Continuing Operations	$(18,348)	$(7,810)	$(10,538)	135%
Net Loss from Discontinued Operations, Net of Taxes	(105)	(3,582)	3,477	97%
Net Loss	$(18,453)	$(11,392)	$(7,061)	62%

Revenue from Sale of Goods

Revenue from sale of goods related to continuing operations for the three months ended March 31, 2024 was $16.9 million, representing a decrease of $6.4 million or 27% when compared to the three months ended March 31, 2023. Refer to the segment discussion below for specific revenue drivers.

Real Estate Income

Real estate income from leasing cannabis production facilities for the three months ended March 31, 2024 was $1.9 million, versus $2.9 million recognized for the three months ended March 31, 2023. This decrease of $1.0 million was largely attributable to lower sales revenue from the Washington tenant.

Total revenue from continuing operations in the reportable segments from which we operate were as follows:

	For the Three Months Ended March 31,		Change
	2024	2023	$	%
THC Cannabis	$18,657	$26,063	$(7,406)	28%
CBD Wellness	185	216	(31)	15%
Total Net Revenues	$18,842	$26,279	$(7,437)	28%

Net revenues for the THC cannabis segment were $18.7 million for the three months ended March 31, 2024, representing a decrease of $7.4 million or 28% when compared to the three months ended March 31, 2023. Net revenues decreased in Illinois by 12% and Massachusetts by 35%. The decrease was primarily attributed to price compression in Illinois, as well as lower volumes experienced in Massachusetts due to higher competition and lower than expected yields. Net revenues for the CBD wellness segment for the three months ended March 31, 2024 were relatively consistent with the prior year.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 was $11.3 million, resulting in a decrease of $1.4 million or 11% when compared to $12.7 million for the three months ended March 31, 2023. The decrease of 11% in cost of goods sold was not directly correlated with the 27% decrease in revenue from the sale of goods as the Company was not able to pass through increased operating costs, such as labor, utilities, and purchased material, due to strong price competition in its respective markets.

Gross Profit

Gross profit for the three months ended March 31, 2024, was $7.6 million or 40% of revenue, compared to $13.6 million or 52% of revenue for the three months ended March 31, 2023. The decrease in gross profit was primarily due to the decrease in revenue outpacing the decrease in cost of goods sold as described above.

Total Operating Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization. Total operating expenses for the three months ended March 31, 2024 was $12.3 million, representing a decrease of $2.7 million or 18%, as compared to the three months ended March 31, 2023. This decrease was primarily attributable to a $2.5 million decrease in selling, general and administrative expenses. Specifically, the Company saw a decrease in rent and lease related expenses of $1.1 million, salaries and benefits of $1.0 million, and advertising and promotions of $0.3 million. Refer to Note 19 of the Consolidated Financial Statements includes further detail on selling, general and administrative expenses.

Total Other Expense, net

Other expense consists primarily of interest expense, change in fair value of derivative liability, gain/loss on extinguishment of debt, and other expenses. Total other expense for the three months ended March 31, 2024 was $13.6 million, compared to $3.3 million for the three months ended March 31, 2023. The increase of $10.3 million was primarily due to a loss on extinguishment of debt of $11.8 million from the conversion of $23.0 million of the senior secured debt into 244,680,852 Class A Subordinate Voting Shares. Interest expense decreased $0.7 million from prior year as a result of the debt amendments during the fiscal fourth quarter of 2023. In addition, the Company recognized a gain of $0.8 million in changes in fair value of derivative liability for the three months ended March 31, 2024, versus no such transactions in the prior year.

Net Loss

Net loss from continuing operations for the three months ended March 31, 2024 was $18.3 million, compared to $7.8 million for the three months ended March 31, 2023. The increase in net loss from continuing operations of $10.5 million for the three months ended March 31, 2024 was primarily attributable to the loss on extinguishment of debt resulting from the January 2024 amendment and conversion of the senior secured debt with LI Lending, LLC.

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

The following table reconciles Net Loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net loss (GAAP)	$(18,453)	$(11,392)
Less: Net loss from discontinued operations, net of taxes	105	3,582
Net loss from continuing operations	(18,348)	(7,810)
Adjusted for:
Interest income	(5)	(14)
Interest expense (1)	6,745	7,361
Income tax expense	—	3,066
Depreciation and amortization (2)	2,082	2,276
EBITDA (Loss) Income from Continuing Operations (Non-GAAP)	$(9,526)	$4,879

Share-based compensation (3)	1,008	1,020
Change in fair value of derivative liability	(763)	—
Loss on extinguishment of debt	11,752	—
Loss on disposal and lease termination	5	—
Adjusted EBITDA (Loss) Income from Continuing Operations (Non-GAAP)	$2,476	$5,899

(1) For the current period, interest expense includes interest related to leases of $4.3 million for the three months ended March 31, 2024. Prior year amounts of $4.2 million for the three months ended March 31, 2023 have been reclassified for consistency with the current year presentation. Non-cash interest expense related to leases was previously presented as a reconciling item from EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP).
(2) For the current period, depreciation and amortization expense includes amortization related to leases of $0.8 million for the three months ended March 31, 2024. Prior year amounts of $0.9 million for the three months ended March 31, 2023 have been reclassified for consistency with the current year presentation. Non-cash amortization expense related to leases was previously presented as a reconciling item from EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP).
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
•Non-cash share-based compensation expense;
•Non-cash changes in fair value of derivative liability;
•Loss on extinguishment of debt; and
•Loss on disposal of assets and lease terminations.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had total current liabilities of $109.2 million and $104.0 million, respectively, and current assets of $32.9 million and $33.9 million, respectively, to meet our current obligations. As of March 31, 2024 and December 31, 2023, we had a working capital deficit of $76.3 million compared to $70.1 million. The decline in working capital of $6.2 million was primarily driven by a decrease in cash of $0.5 million as the Company executes its retail expansion strategy and completes the build-out of the cultivation and production facility in Matteson, Illinois, which was completed in February 2024. This was coupled with an increase in accounts payable of $2.5 million.

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

Net Cash Provided by Continuing Operating Activities

Net cash provided by continuing operating activities was $2.5 million for the three months ended March 31, 2024, an decrease of $6.1 million as compared to net cash used in continuing operating activities of $3.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to the increase in accounts payable, coupled with the decrease in selling, general and administrative expenses and interest expense. These positive changes were the result of management's decisive action to reduce its cash burn.

Net Cash Used in Continuing Investing Activities

Net cash used in continuing investing activities was $1.8 million for the three months ended March 31, 2024, an increase of $1.3 million as compared to $0.4 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in purchases of property and equipment related to the completion of the Matteson facility during the fiscal first quarter of 2024 and the construction of the Norridge dispensary.

Net Cash Used in Continuing Financing Activities

Net cash used in continuing financing activities was $1.0 million for three months ended March 31, 2024, a decrease of $2.2 million as compared to $3.3 million for the three months ended March 31, 2023. The decrease was due to a decrease in repayments of notes payable resulting from amendments to its debt agreements during the fiscal fourth quarter of 2023 and the current period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded our internal control over financial reporting was not effective as of March 31, 2024. This material weakness creates a possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2023, Florival LLC (“Florival”) sued the Company in the California Superior Court for the County of Santa Cruz. The lawsuit alleged the Company had breached an agreement with Florival under which Company subsidiary Island Global Holdings, Inc. (“Island”) agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. The Company denied it had any direct liability under the agreement, which was executed two years before the Company’s acquisition of Island and asserted an unclean hands defense on behalf of both the Company and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against the Company and Island. The Company and Island have appealed the decision. Management has accrued $0.85 million related to this matter as of March 31, 2024.

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

On September 29, 2023, Teichman Enterprises, Inc. sued 4Front CA and the Company in the Superior Court for the County of Los Angeles. The lawsuit alleged the Company had breached a lease agreement with Teichman under which the Company entered into a 10-year lease commitment ending on January 31, 2029, and that the Company breached its guarantee of the lease. Teichman has alleged total rent owed under the lease agreement is $13.4 million in addition to a license fee of $1.0 million and additional damages. Total damages sought from Teichman under the lease contracts is $15.5 million. 4Front CA and the Company denied the allegations in the compliant, and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. Based on management's review of case, the Company has accrued $2.7 million associated with this legal liability as of March 31, 2024.

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

4FRONT VENTURES CORP.

Date: May 17, 2024	By:	/s/ Andrew Thut
Andrew Thut
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2024	By:	/s/ Peter Kampian
Peter Kampian
Chief Financial Officer
(Principal Financial Officer)