Form 10-Q
period 2024-06-30
4Front Ventures Corp.
filed 2024-08-14
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Registrant’s telephone number, including area code: (602) 428-5337

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

As of August 9, 2024, the registrant had 913,923,993 Class A Subordinate Voting Shares outstanding.

4Front Ventures Corp.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As of June 30, 2024 and December 31, 2023
(Amounts expressed in thousands of U.S. dollars except for share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$2,424	$3,398
Accounts receivable, net	5,033	3,682
Other receivables	1,603	735
Current portion of lease receivables	4,080	3,990
Inventory	17,563	17,087
Prepaid expenses and other assets	3,559	3,324
Assets held for sale or disposal	1,799	1,696
Total current assets	36,061	33,912
Property, plant, and equipment, net	37,596	36,549
Lease receivables	2,891	3,963
Intangible assets, net	25,831	26,793
Goodwill	41,807	41,807
Right-of-use assets	132,301	118,511
Deposits	2,503	2,419
TOTAL ASSETS	$278,990	$263,954
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$13,261	$11,415
Accrued expenses and other current liabilities	9,961	9,014
Taxes payable	42,090	39,634
Derivative liability	5,478	4,550
Current portion of convertible notes	16,824	15,818
Current portion of lease liability	3,649	1,720
Current portion of notes payable and accrued interest	10,270	9,812
Current liabilities held for sale or disposal	11,927	12,037
Total current liabilities	113,460	104,000
Notes payable and accrued interest from related party	28,939	47,491
Long term notes payable	11,335	11,052
Long term accounts payable	2,477	977
Construction finance liability	16,000	16,000
Deferred tax liability	11,882	11,882
Lease liability	139,435	123,946
TOTAL LIABILITIES	323,528	315,348
SHAREHOLDERS' DEFICIT
Multiple Voting Shares and Subordinate Voting Shares (no par value, unlimited shares authorized, 915,200,201 and 669,519,349 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	337,222	308,952
Additional paid-in capital	68,854	66,948
Accumulated deficit	(450,722)	(427,402)
Equity attributable to 4Front Ventures Corp.	(44,646)	(51,502)
Non-controlling interest	108	108
TOTAL SHAREHOLDERS' DEFICIT	(44,538)	(51,394)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$278,990	$263,954

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Revenue from sale of goods	$16,780	$24,260	$33,713	$47,599
Real estate income	1,876	2,915	3,785	5,855
Total revenues	18,656	27,175	37,498	53,454
Cost of goods sold	(11,317)	(12,449)	(22,585)	(25,162)
Gross profit	7,339	14,726	14,913	28,292
OPERATING EXPENSES
Selling, general and administrative expenses	11,085	12,806	22,799	27,016
Depreciation and amortization	644	792	1,275	1,589
Transaction and restructuring related expenses	—	17	—	17
Total operating expenses	11,729	13,615	24,074	28,622
Income (loss) from continuing operations	(4,390)	1,111	(9,161)	(330)
Other income (expense):
Interest income	5	7	10	21
Interest expense	(1,702)	(3,075)	(4,191)	(6,239)
Change in fair value of derivative liability	867	—	1,630	—
Loss on disposal	—	—	(5)	—
Loss on extinguishment of debt	—	—	(11,752)	—
Loss on litigation settlement	—	—	—	(3)
Other	(22)	(1,417)	(121)	(1,567)
Total other expense, net	(852)	(4,485)	(14,429)	(7,788)
Net loss from continuing operations before income taxes	(5,242)	(3,374)	(23,590)	(8,118)
Income tax benefit (expense)	—	(1,951)	—	(5,017)
Net loss from continuing operations	(5,242)	(5,325)	(23,590)	(13,135)
Net income (loss) from discontinued operations, net of taxes	375	(6,139)	270	(9,721)
Net loss	(4,867)	(11,464)	(23,320)	(22,856)
Net income attributable to non-controlling interest	—	5	—	10
Net loss attributable to shareholders	$(4,867)	$(11,469)	$(23,320)	$(22,866)
Basic and diluted loss per share - continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Basic and diluted loss per share - discontinued operations	$—	$(0.01)	$—	$(0.02)
Weighted average number of shares outstanding, basic and diluted	913,579,549	646,690,827	872,695,123	644,415,447
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (unaudited)
For the Six Months Ended June 30, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars except for share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2023	669,519,349	$308,952	$66,948	$(427,402)	$(51,502)	$108	$(51,394)
Conversion of debt to equity	244,680,852	28,270	—	—	28,270	—	28,270
Share-based compensation	—	—	1,008	—	1,008	—	1,008
Net loss	—	—	—	(18,453)	(18,453)	—	(18,453)
Balance, March 31, 2024	914,200,201	$337,222	$67,956	$(445,855)	$(40,677)	$108	$(40,569)
Share-based compensation	—	—	786	—	786	—	786
Shares issued for executive compensation	1,000,000	—	112	—	112	—	112
Net loss	—	—	—	(4,867)	(4,867)	—	(4,867)
Balance, June 30, 2024	915,200,201	$337,222	$68,854	$(450,722)	$(44,646)	$108	$(44,538)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2022	643,416,275	$304,602	$59,411	$(335,755)	$28,258	$93	$28,351
Share-based compensation	—	—	1,020	—	1,020	—	1,020
Net loss	—	—	—	(11,397)	(11,397)	5	(11,392)
Balance, March 31, 2023	643,416,275	$304,602	$60,431	$(347,152)	$17,881	$98	$17,979
Share-based compensation	—	—	214	—	214	—	214
Shares issued for asset acquisition	2,380,952	447	—	—	447	—	447
Shares issued to settle payables	4,062,500	650	—	—	650	—	650
Net loss	—	—	—	(11,469)	(11,469)	5	(11,464)
Balance, June 30, 2023	649,859,727	$305,699	$60,645	$(358,621)	$7,723	$103	$7,826

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended June 30, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(23,590)	$(13,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,686	2,805
Equity based compensation	1,906	1,234
Change in fair value of derivative liability	(1,630)	—
Accretion of lease liability	3,681	3,306
Loss on disposal	5	—
Loss on extinguishment of debt	11,752	—
Accretion of debt discount	425	185
Accrued interest on convertible debenture and interest	793	452
Accrued interest on notes payable	2,974	4,671
Interest accrued - lease receivable	982	670
Deferred taxes	—	(663)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,351)	(3,379)
Other receivables	(868)	(152)
Prepaid expenses and other assets	(241)	(474)
Inventory	(476)	(2,237)
Accounts payable	3,510	2,260
Accrued expenses and other current liabilities	948	729
Contract liabilities	—	1
Taxes payable	2,482	4,617
Deposits	(89)	319
Net cash provided by continuing operating activities	3,899	1,209
Net cash used in discontinued operating activities	(97)	(5,180)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,802	(3,971)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for asset acquisitions and business combinations, net of cash received	—	(250)
Purchases of property and equipment	(2,855)	(498)
Net cash used in continuing investing activities	(2,855)	(748)
Net cash used in discontinued investing activities	—	(84)
NET CASH USED IN INVESTING ACTIVITIES	(2,855)	(832)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(1,921)	(4,934)
Net cash used in continuing financing activities	(1,921)	(4,934)
NET CASH USED IN FINANCING ACTIVITIES	(1,921)	(4,934)
NET DECREASE IN CASH	(974)	(9,737)
CASH, BEGINNING OF PERIOD	3,398	14,271
CASH, END OF PERIOD	$2,424	$4,534

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended June 30, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Issuance of equity for asset acquisition	$—	$477
Shares issued to settle payables	$—	$650
Net assets transferred to held for sale	$79	$—
See accompanying notes to condensed consolidated interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front Ventures”) exists pursuant to the provisions of the British Columbia Corporations Act and issues Class A Subordinate Voting Shares (“SVS”) and Class C Multiple Voting Shares (“MVS”). Subsidiaries of 4Front Ventures operate the business through two segments, THC Cannabis and CBD Wellness. As of June 30, 2024, the THC Cannabis segment consists of six cannabis dispensaries and four cannabis production and cultivation facilities across Illinois and Massachusetts. As part of its THC Cannabis segment, subsidiaries of 4Front Ventures also lease real estate and sell equipment and supplies to cannabis producers in the state of Washington. The Company’s CBD Wellness segment sells non-THC hemp derived products across the United States. Together, 4Front Ventures and its subsidiaries are referred to in this report as “4Front” or the “Company.”

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

Going Concern

As of June 30, 2024, the Company had cash of $2.4 million and working capital deficit of $77.4 million. The Company incurred net losses from continuing operations of $5.2 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively, and $23.6 million and $13.1 million for the six months ended June 30, 2024 and 2023, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

Note 2: INVENTORY

The Company’s inventories are summarized in the table below:

	June 30, 2024	December 31, 2023
Raw materials - unharvested cannabis	$3,024	$2,268
Raw materials - harvested and purchased cannabis	5,465	5,745
Packaging and other non-finished goods	870	1,072
Work in process - manufactured and purchased extracts	3,408	1,790
Finished goods	4,796	6,212
Total inventory	$17,563	$17,087

Note 3: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related depreciation are summarized in the table below:

	June 30, 2024	December 31, 2023
Land	$774	$774
Buildings & improvements	12,584	12,584
Construction in process	8,721	7,165
Furniture, equipment & other	9,032	8,855
Leasehold improvements	20,974	19,966
Total	$52,085	$49,344
Less: accumulated depreciation	(14,489)	(12,795)
Total property, plant, and equipment, net	$37,596	$36,549

Depreciation expense related to continuing operations for the three months ended June 30, 2024 and 2023 was $1.0 million and $0.8 million, respectively, of which $0.8 million and $0.6 million, respectively, is included in cost of goods sold. Depreciation expense related to continuing operations for the six months ended June 30, 2024 and 2023 was $1.7 million and $1.5 million, respectively, of which $1.4 million and $1.2 million, respectively, is included in cost of goods sold.

Unless specifically excluded in the LI Lending note, all property, plant, and equipment is secured by LI Lending as collateral on the LI Lending note (Note 9).

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 4: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Know-How	Total
Gross Carrying Amount, June 30, 2024 and December 31, 2023	$25,661	$9,700	$35,361

Accumulated Amortization, December 31, 2023	$—	$(8,568)	$(8,568)
Amortization expense	—	(962)	(962)
Accumulated Amortization, June 30, 2024	$—	$(9,530)	$(9,530)
Intangible Assets, Net at December 31, 2023	$25,661	$1,132	$26,793
Intangible Assets, Net at June 30, 2024	$25,661	$170	$25,831

During fiscal year 2023, the Company entered into agreements to acquire dispensary licenses from Euphoria, LLC and Westside Visionaries. Refer to Note 5 for further details on the transaction.

Goodwill

Balance, December 31, 2023 and June 30, 2024	$41,807

Impairment of Intangible Assets and Goodwill

Goodwill as of June 30, 2024 is related to the THC Cannabis segment in which there is no accumulated impairment within this segment. As of June 30, 2024 and December 31, 2023, all goodwill and intangibles are attributable to the THC Cannabis segment.

Goodwill and infinite lived assets are assessed on an annual basis for impairment, or more frequently, if circumstances indicate an impairment to the carrying value may have occurred. As of June 30, 2024, the Company believes the carrying amounts of the long-lived assets, including finite-lived intangible assets (licenses), are recoverable and there were no events or circumstances that indicated impairment. However, if adverse events were to occur or circumstances were to change indicating the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

Refer to Note 17 for discussion of intangible assets and goodwill related to the Company's operations in California classified as discontinued operations.

Note 5: ASSET ACQUISITIONS

Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC ("Euphoria") for a total purchase price of $4.5 million to be paid in cash, promissory notes, and SVS. In addition, Euphoria has agreed to reimburse a subsidiary of the Company for the lesser of $2.0 million or actual expenditures to build out the dispensary. As of June 30, 2024, the Company has paid $0.7 million in cash and issued 2,380,952 SVS valued at $0.4 million based on the closing stock price of the SVS on the issuance date, which is included as a component of prepaid expenses and other assets on the consolidated balance sheet as of June 30, 2024.

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

Euphoria holds a final adult use dispensary license in the state of Illinois. The transfer of the license is subject to regulatory approval. Subject to pending regulatory approval, a subsidiary of the Company entered into a management services agreement to manage the operations of Euphoria until the transfer is approved.

Westside Visionaries

On November 17, 2023, a subsidiary of the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Westside Visionaries, LLC ("Westside") for a total purchase price of $2.4 million of which $1.1 million shall be paid in cash, $1.2 million shall be in the form of a promissory note, and $0.1 million in the form of SVS. In addition, Westside has agreed to reimburse a subsidiary of the Company for the lesser of $2.0 million or actual expenditures to build out the dispensary.

In the event of termination by mutual written consent of both parties or by the sellers based on the Company's breach, then any portion of the purchase price paid as of the termination date may be retained by the sellers. As of June 30, 2024, the Company has paid $0.6 million in cash which is included as a component of prepaid expenses and other assets on the consolidated balance sheet as of June 30, 2024.

Westside holds a conditional adult use dispensary license in the state of Illinois which shall convert to a final license upon regulatory approval. The transfer of the license is subject to regulatory approval. A subsidiary of the Company entered into a conditional management services agreement to manage the operations of Westside until a final license is issued.

Note 6: ASSETS HELD FOR SALE

On November 8, 2023, Om of Medicine, LLC ("Om of Medicine"), a subsidiary of the Company, ceased operations at its retail dispensary located in Ann Arbor, Michigan. The assets were classified as held for sale as of June 30, 2024 and December 31, 2023 and did not meet the criteria for discontinued operations under ASC Subtopic 205-20. As of June 30, 2024, assets and liabilities related to Om of Medicine was $0.8 million and $1.0 million, respectively, which are presented separately on the consolidated balance sheet as of June 30, 2024.

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 7: DERIVATIVE LIABILITY

In connection with the amendment of the senior secured debt with LI Lending LLC in July 2023, the Company issued warrants to purchase a variable number of SVS on August 10, 2023 wherein each warrant shall be exercisable into one SVS at an exercise price of $0.17 through May 1, 2026. If 4Front obtains a bona fide offer from a third party to refinance the loan within six months from the amendment date, the lender will have the option to match the proposed terms of the offer or keep the loan in force; upon exercise of either option, the lender's warrant coverage will be reduced from 33% to 30% of the loan balance divided by the exercise price as of the current maturity date. If 4Front obtains permitted secured debt senior to the loan up to $8.0 million, 75% of the warrants will become exercisable by cashless exercise. If 4Front obtains permitted secured debt senior to the loan in excess of $8.0 million (up to the $10.0 million maximum), 100% of the warrants will become exercisable by cashless exercise. The warrants met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. See Note 9 for further information on the July 2023 amendment.

The fair value of the warrants classified as liabilities was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the periods presented:

	Issuance Date	June 30, 2024
Share Price	$0.10	$0.08
Exercise Price	$0.15	$0.17
Expected Life (in Years)	2.6 years	1.8 years
Annualized Volatility	89.8%	124.1%
Risk-Free Annual Interest Rate	4.4%	4.7%

In connection with the Second Amendment to the loan agreement with LI Lending on January 29, 2024, the Company issued a warrant to purchase 36,702,127 SVS at a price of C$0.14. These warrants were determined to be a derivative liability under ASC 815. Accordingly, the Company recorded an initial value of $2.6 million as a derivative liability on the date of grant. The fair value of the January 2024 warrants was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the periods presented:

	44926	Issuance Date	June 30, 2024
Share Price		$0.12	$0.08
Exercise Price		$0.11	$0.11
Expected Life (in Years)		2.3 years	1.8 years
Annualized Volatility		104.3%	124.4%
Risk-Free Annual Interest Rate		4.3%	4.7%

In connection with the senior secured credit facility with Alt Debt II, LP, the Company entered into a restricted stock unit (“RSU”) agreement (the “RSU Agreement”) dated November 13, 2023 wherein the Company granted 15,900,000 RSUs to the lender. Each RSU represents an unsecured promise to issue one SVS upon the earliest of certain distribution events at a price of CAD$0.31. If at the time of the distribution event, the number of SVS underlying the RSUs is less than 2.12% of the fully diluted SVS of the Company, an additional number of RSUs will be issuable to the lender at the closing market price on the Canadian Securities Exchange on the trading day prior to issuance. The additional RSUs met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. The fair value of the RSUs classified as liabilities was determined using the Company's share price which is considered a Level 1 input on the fair value hierarchy.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
On January 29, 2024, the Company entered into an RSU agreement with LI Lending, LLC providing that, in the event of a financing by the Company at less than C$0.125 per SVS on or before July 29, 2024, LI Lending, LLC shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. The RSUs met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. No financing that would trigger the RSU has occurred as of June 30, 2024. As of the issuance date and June 30, 2024, the fair value of the RSUs classified as liabilities was determined to be nil.

A reconciliation of the changes in fair value of derivative liabilities for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Balance, beginning of period	$6,345	$4,550
Issuance of derivative liability	—	2,558
Change in fair value of derivative liability	(867)	(1,630)
Balance, end of period	$5,478	$5,478

See Note 11 for warrants classified within equity.

Note 8: LEASES

New Lease Agreement

On February 14, 2024, the Company entered into a guaranty of a lease agreement for a fourth dispensary location in Illinois. Rent payments commence on the earlier of one year after the commencement date or the date on which business opens. As of June 30, 2024, the Company recognized an initial right of use asset and lease liability of $1.2 million in connection with the lease agreement.

Lease Modifications

On April 10, 2024, the Company amended its lease agreement for the cultivation and production facility in Matteson, Illinois to increase the tenant improvement allowance under the lease by $1.6 million, to increase the base rent by $20,000 per month, and to increase the annual rent escalation to 3.5%. The modification resulted in an increase in right-of-use asset and lease liability of $14.5 million during the fiscal second quarter of 2024.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The Company as a Lessor:

Lease income for operating and direct financing leases for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Real estate income:
Operating leases	$886	$2,316	$1,805	$4,634
Direct financing leases	990	599	1,980	1,221
Total real estate income	$1,876	$2,915	$3,785	$5,855

The Company leases buildings in Olympia, Washington and Elk Grove, Illinois that are subleased or partly subleased to a third party. The subleases are classified as operating leases under ASC 842. The underlying assets are presented in the condensed consolidated balances sheets as follows:

	June 30, 2024	December 31, 2023
Right-of-use assets	$25,005	$25,249
Current portion of lease liability	$285	$289
Long-term portion of lease liability	$22,501	$22,380

The Company also leases a building in Elma, Washington that is subleased to a third party. This sublease is classified as a finance lease. A reconciliation of the lease receivables is as follows:

	June 30, 2024	December 31, 2023
Balance, beginning of period	$7,953	$9,421
Interest	998	2,342
Lease payments transferred to accounts receivable	(1,980)	(3,810)
Balance, end of period	6,971	7,953
Less current portion	(4,080)	(3,990)
Long-term lease receivables	$2,891	$3,963

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 9: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

Terms	June 30, 2024	December 31, 2023
Secured promissory notes dated May 10, 2019, as subsequently amended, with a related party which mature on May 1, 2026 and bear interest at a rate of 16.5% per annum through May 1, 2024 and 12% per annum thereafter	$28,939	$47,491
Convertible promissory note dated October 6, 2021, which matures on October 6, 2024 and bears interest at a rate of 10% per annum	16,824	15,818
Promissory note dated October 13, 2023 under the senior secured credit facility which matured on December 1, 2023 and bears interest at a rate of 15.5% per annum. The Company is currently in negotiations to amend the terms of the agreement.	3,410	3,410
Unsecured convertible promissory note at $0.50 per share due December 18, 2024 at 12% per annum with monthly cash payments of $50,000 beginning January 15, 2024 through maturity	2,142	2,051
Promissory note issued for the acquisition of Island due October 25, 2026 at 6% per annum	11,329	11,030
Secured promissory note due January 1, 2024 at 1.5% monthly interest through November 30, 2022 and 2% monthly interest through maturity	3,078	2,734
Unsecured promissory note due November 30, 2024 with monthly interest payments at 12% per annum through September 2023 and 11% per annum through November 2024	1,639	1,630
Various	7	9
Total Notes Payable and Convertible Notes	$67,368	$84,173

LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC ("LI Lending"), a related party, for $50.0 million, of which $45.0 million was drawn as of June 30, 2024. On January 29, 2024, the Company entered into the second amendment to the restated loan agreement to convert $23.0 million of the loan into 244,680,852 SVS and issued LI Lending a warrant to purchase 36,702,127 SVS at a price of C$0.14, reducing the loan to $28.9 million. The warrant was determined to be a derivative liability under ASC 815, see Note 7 for further information. In addition, the Company issued LI Lending an RSU agreement providing that, in the event of a financing by the Company on or before July 29, 2024 at less than C$0.125 per SVS, LI Lending would be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. No financing that would trigger the RSU has occurred as of June 30, 2024. See Note 7 for further information regarding the fair value of the restricted stock units. The parties agreed that accrued interest in the amount of $0.2 million would be paid-in-kind. The second amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $11.8 million was recorded in the consolidated statement of operations for the six months ended June 30, 2024.

For the three months ended June 30, 2024 and 2023, the Company recognized accrued interest expense of $0.9 million and $1.9 million, respectively, on the related party loan and made $0.6 million and $1.6 million, respectively, in cash payments of principal and interest to the related party. For the six months ended June 30, 2024 and 2023, the Company recognized accrued interest expense of $1.8 million and $3.7 million, respectively, on the related party loan and made $1.4 million and $3.2 million, respectively, in cash payments of principal and interest to the related party. See Note 14 for further discussion of this related party transaction.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
October 2021 Convertible Note

On October 6, 2021, the Company entered into a convertible promissory note for $15.0 million that is exercisable into SVS for $1.03 per share at any time at the option of the holder. The notes bear interest at 6% per annum and mature on October 6, 2024 upon which any remaining balance is payable in cash. All accrued and unpaid interest is payable in cash on an annual basis beginning on October 6, 2022.

On October 6, 2023, the Company amended the October 2021 Convertible Note to defer payment of accrued interest until the earlier of the maturity date, a change of control, or event of default under the loan. In addition, the outstanding balance, including any deferred interest payments, accrues interest at a rate of 10.0% per annum through maturity, and the conversion price was amended to $0.23 per share.

As of June 30, 2024, payments of principal and interest totaling $1.1 million have been made for this loan. As of June 30, 2024 and December 31, 2023, the unamortized discount balance related to the October 2021 Convertible Note was $0.2 million and $0.5 million, respectively, with a remaining amortization period of 0.25 years and 0.75 years, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized interest expense of $0.8 million and $0.5 million, respectively, and accretion of debt discount of $0.2 million and $0.1 million, respectively, related to the October 2021 Convertible Note.

Note 10: SHAREHOLDERS' DEFICIT

The Company has authorized an unlimited number of SVS and MVS, all with no par value.

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

Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2023	668,243,141	1,276,208	669,519,349
Share capital issuances	245,680,852	—	245,680,852
Balance, June 30, 2024	913,923,993	1,276,208	915,200,201

Class A Subordinate Voting Shares

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

Series	June 30, 2024
Class A - Subordinate Voting Shares	913,923,993
Class C - Multiple Voting Shares	1,276,208
Total shares outstanding	915,200,201

Note 11: WARRANTS

A reconciliation of the beginning and ending balance of outstanding share purchase warrants classified as equity is as follows:

	Number of Warrants	Weight-Average Exercise Price
Balance, December 31, 2023	6,783,400	$0.61
Expired	(2,999,975)	$1.00
Balance, June 30, 2024	3,783,425	$0.29

As of June 30, 2024, the Company had the following warrants classified as equity outstanding:

Warrants Outstanding		Exercise Price		Expiration Date
625,000	*	C$	0.80	October 6, 2024
500,000	*	C$	0.80	October 6, 2025
625,000		C$	0.23	May 10, 2027
750,000			$0.10	September 1, 2027
1,283,425			$0.20	October 17, 2027
3,783,425

*Represents warrants that were exercisable as of June 30, 2024.

Refer to Note 7 for warrants classified as liability.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 12: SHARE-BASED COMPENSATION

The Company has adopted a stock option plan under which the Company may grant SVS stock options. Under the terms of the plan, the maximum number of stock options which may be granted are a total of 15% of the number of shares outstanding assuming conversion of all shares to SVS. The exercise price for stock options issued under the plans is set by the Board of Directors but will not be less than the greater of the closing price of the Company’s SVS on the Canadian Securities Exchange on the grant date or the trading day before the grant date. Stock options have a maximum term of 10 years from the date of grant. Stock options vest at the discretion of the Board.

As of June 30, 2024, the Company had 58,371,516 options exercisable and 91,010,266 options outstanding, with exercise prices ranging from C$0.10 to C$1.63. The following table summarizes the Company’s stock option activity and related information:

	Number of Options	Weighted Average Price (CAD$)	Weighted Average Years
Balance, December 31, 2023	91,702,766	$0.34	3.78
Forfeited/Expired	(692,500)	$1.34	—
Balance, June 30, 2024	91,010,266	$0.33	4.29

During the three months ended June 30, 2024 and 2023, the Company recognized share-based compensation of $0.8 million and $0.2 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized share-based compensation of $1.8 million and $1.2 million, respectively. No options were granted during the six months ended June 30, 2024. In determining the amount of share-based compensation during the six months ended June 30, 2023, the Company used the Black-Scholes option pricing model to establish the fair value of options granted with the following key assumptions:

Six Months Ended June 30,
2023
Risk-Free Interest Rate	4.05%
Expected Life (in Years)	3.2 years
Expected Annualized Volatility	85.32%
Forfeiture Rate	—%
Expected Dividend Yield	—

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 13: INCOME TAXES

The following table summarizes the Company's income tax expense:

	For the Six Months Ended June 30,
	2024	2023
Net loss from continuing operations before income taxes	$(23,590)	$(8,118)
Income tax benefit (expense)	$—	$(5,017)

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

Due to its cannabis operations, the Company is subject to the U.S. Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

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

Note 14: RELATED PARTIES

LI Lending LLC

As discussed in Note 9 above, Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC entered into a loan agreement dated May 10, 2019, later amended, whereby Linchpin received an up-to $50.0 million loan from LI Lending, of which $45.0 million was drawn as of June 30, 2024. Mr. Gontmakher, a director of the Company and the former Chief Executive Officer, and Roman Tkachenko, a director of the Company, each holds a 14.28% ownership interest in LI Lending. The outstanding balance as of June 30, 2024 of $28.9 million includes notes payable and accrued interest of $29.7 million less debt discount of $0.8 million. See Note 9 for details on the outstanding note payable.

In August 2023, the Company issued warrants to LI Lending to purchase a variable number of SVS wherein each warrant shall be exercisable into one SVS at an exercise price of $0.17 through May 1, 2026. See Note 7 for warrant terms.

In January 2024, the Company issued a warrant to LI Lending to purchase 36,702,127 SVS at an exercise price of C$0.14 through May 1, 2026. The Company also entered into an RSU agreement providing that, in the event of a financing by the Company on or before July 29, 2024 at less than C$0.125 per SVS, LI Lending would be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. No financing that would trigger the RSU has occurred as of June 30, 2024. See Note 7 for further information regarding the fair value of the RSUs.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 15: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of June 30, 2024, Company has not estimated a potential liability related to the possible enforcement of laws against the cannabis industry.

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

On May 9, 2023, Florival LLC (“Florival”) sued 4Front Ventures in the California Superior Court for the County of Santa Cruz. The lawsuit alleged 4Front Ventures had breached an agreement with Florival under which Island Global Holdings, Inc. (“Island”), a subsidiary of the Company, agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. 4Front Ventures denied it had any direct liability under the agreement, which was executed two years before 4Front Ventures’ acquisition of Island, and asserted an unclean hands defense on behalf of both 4Front Ventures and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against 4Front Ventures and Island. The Company has appealed the decision. Management has accrued $0.85 million related to this matter as of June 30, 2024.

On September 29, 2023, Teichman Enterprises, Inc. (“Teichman”) sued 4Front California Capital Holdings, Inc. (“4Front CA”), a subsidiary of the Company, and 4Front Ventures in the Superior Court for the County of Los Angeles. The lawsuit alleged 4Front CA had breached a lease agreement ending January 31, 2029 and 4Front Ventures breached its guarantee of the lease. Teichman seeks damages for unpaid rent, marketing expenses, and other amounts totaling $15.5 million. 4Front CA and 4Front Ventures denied the allegations in the complaint and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. The case is in discovery. Based on management's review of the matter, the Company has accrued $2.7 million associated with this legal liability as of June 30, 2024.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 16: FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The fair value of the Company’s cash, accounts receivable, other receivables, accounts payable and accrued expenses approximates carrying value due to their short-term nature. The Company’s lease receivables, convertible notes payable, and notes payable approximate fair value due to the instruments bearing market rates of interest. These measurements were identified as Level 1 measurements, due to the proximity of fair value to carrying values. The fair value of stock options granted were estimated based on a Black-Scholes model. The estimated fair value of the derivative liabilities, which represent warrants classified as liabilities, represent Level 1 and 3 measurements.

There were no transfers between fair value levels for the three and six months ended June 30, 2024 and the year ended December 31, 2023.

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

The Company maintains cash with federally insured financial institutions. As of June 30, 2024 and December 31, 2023, the Company exceeded federally insured limits by $0.2 million and $0.3 million, respectively. The Company has historically not experienced any losses in such accounts. As of June 30, 2024 and December 31, 2023, the Company held an immaterial amount of cash in a Canadian account that is denominated in C$.

As of June 30, 2024 and December 31, 2023, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivable, and lease receivables was $13.6 million and $12.4 million, respectively.

(c)    Liquidity Risk

The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to raise sufficient capital to settle obligations and liabilities when due. The Company has raised capital as needed, however there is no guarantee the company will be able to continue to raise funds in the same manner it has historically.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The Company has the following gross contractual obligations as of June 30, 2024, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$23,222	$2,477	$—	$—	$25,699
Convertible notes, notes payable and accrued interest	27,094	40,274	—	—	67,368
Construction finance liability	—	16,000	—	—	16,000
Total	$50,316	$58,751	$—	$—	$109,067

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

Note 17: DISCONTINUED OPERATIONS

During the fiscal quarter ended September 30, 2023, the Company ceased its cultivation and production operations in the state of California (together, the "California operations") as reported under the THC Cannabis segment. The Company concluded that the abandonment of its California operations represented a strategic shift and thus all assets and liabilities to the operations within the state of California were classified as discontinued operations. Long-lived assets related to the California operations ceased to be used as of September 30, 2023 and thus considered disposed of other than by sale as of September 30, 2023. The assets associated with the California operations were measured at the lower of their carrying amount or fair value less costs to sell. The Company does not have significant continuing involvement with the California operations outside of the litigation matters disclosed in Note 15.

Revenue and expenses, gains or losses relating to the discontinuation of California operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The operating results of the discontinued operations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Revenue from sale of goods	$—	$3,436	$3	$7,467
Real estate income	—	85	—	151
Total revenues	—	3,521	3	7,618
Cost of goods sold	2	(8,651)	(5)	(15,326)
Gross profit	2	(5,130)	(2)	(7,708)
OPERATING EXPENSES
Selling, general and administrative expenses	(373)	1,689	(272)	3,393
Depreciation and amortization	—	74	—	147
Total operating expenses	(373)	1,763	(272)	3,540
Income (loss) from operations	375	(6,893)	270	(11,248)
Other income (expense)
Interest expense	—	—	—	(32)
Other	—	754	—	1,559
Total other income (expense), net	—	754	—	1,527
Net income (loss) from discontinued operations before income taxes	375	(6,139)	270	(9,721)
Income tax expense	—	—	—	—
Net income (loss) on discontinued operations	$375	$(6,139)	$270	$(9,721)

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	June 30, 2024	December 31, 2023
Carrying amount of the assets included in discontinued operations:
Current assets:
Cash	$4	$63
Accounts receivable, net	32	(49)
Other receivables	108	16
Inventory	30	33
Prepaid expenses and other assets	35	—
Total current assets (1)	209	63
Intangible assets, net	738	738
Deposits	14	14
Total non-current assets (1)	752	752
TOTAL ASSETS OF THE DISPOSAL GROUP	$961	$815

Carrying amount of the liabilities included in discontinued operations:
Current liabilities:
Accounts payable	3,526	3,552
Accrued expenses and other current liabilities	4,756	4,752
Taxes payable	72	72
Current portion of contract liabilities	618	48
Total current liabilities (1)	8,972	8,424
Long term notes payable	(1)	5
Long term accounts payable	255	330
Contract liabilities	1,710	2,280
Total non-current liabilities (1)	1,964	2,615
TOTAL LIABILITIES OF THE DISPOSAL GROUP	$10,936	$11,039

(1)    The assets and liabilities of the disposal group are classified as current on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 because the disposal had already occurred as of the reporting date.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 18: SEGMENT INFORMATION

As of June 30, 2024, the Company had two reportable segments as follows:

•THC Cannabis – Cultivation, manufacturing, and distribution of THC cannabis; and
•CBD Wellness – Sale of CBD products to third-party consumers.

The below table presents financial results of each segment for the three and six months ended June 30, 2024 and 2023, as well as total assets as of June 30, 2024 and December 31, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Revenues
THC Cannabis	$18,532	26,912	$37,189	$52,975
CBD Wellness	124	263	309	479
Total Net Revenues	$18,656	27,175	$37,498	$53,454

Net (Income) Loss Attributable to Shareholders
THC Cannabis	$1,206	619	$13,370	$3,311
CBD Wellness	32	25	(52)	11
Corporate	4,004	4,681	10,272	9,813
Total Net Loss From Continuing Operations	$5,242	5,325	$23,590	$13,135

	June 30, 2024	December 31, 2023
Assets
THC Cannabis	$277,700	$262,423
CBD Wellness	348	388
Corporate	942	1,143
Total Assets	$278,990	$263,954

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 19: SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The below table presents detailed information of selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rent and lease related expenses	$3,143	$4,140	$6,295	$8,387
Salaries and benefits	3,512	2,044	7,285	6,822
Share-based compensation	898	214	1,906	1,234
Professional services	1,030	842	2,839	2,130
Bad debt expense	(237)	203	(152)	329
Licenses, fees and taxes	323	217	592	407
Advertising and promotions	338	460	550	935
Security expenses	380	344	688	686
Other general and administrative expenses	1,698	4,342	2,796	6,086
Total Selling, General, and Administrative	$11,085	$12,806	$22,799	$27,016

Note 20: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2024, which is the date these condensed consolidated interim financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated interim financial statements.

On July 5, 2024, the Company announced the appointment of a new Chair of the Board, current director Kristopher Krane, and the resignation from the Board of prior Chairman Robert Hunt.

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

Overview

4Front Ventures Corp. ("4Front", the "Company", "we" or "our") has two primary operating segments: THC Cannabis and CBD Wellness. With regard to its THC Cannabis segment, subsidiaries of the Company operate six dispensaries and four production and cultivation facilities in Massachusetts and Illinois as of June 30, 2024. The Company's six "MISSION" branded dispensaries are located in: Brookline, MA; Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; Calumet City, IL; and Norridge, IL. The Company's four cultivation and production assets are detailed in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

As part of its THC Cannabis segment, subsidiaries of the Company also lease real estate and sells equipment and supplies to cannabis producers in the state of Washington.

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

Recent Developments

Opening of New Mission Dispensary in Norridge, Illinois

On May 25, 2024, the Company opened its sixth retail location, Mission Dispensary located in Norridge, Illinois.

Management Changes

Effective July 5, 2024, Robert Hunt resigned as Chair of the Board and Kristopher Krane was announced as the Chair of the Board. Mr. Krane has served as a member of the board of directors since March 2023.

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

Results of Operations

Three Months Ended June 30, 2024 Compared With Three Months Ended June 30, 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue from Sale of Goods	$16,780	$24,260	$(7,480)	31%
Real Estate Income	1,876	2,915	(1,039)	36%
Total Revenues	18,656	27,175	(8,519)	31%
Cost of Goods Sold	(11,317)	(12,449)	1,132	9%
Gross Profit	7,339	14,726	(7,387)	50%
Total Operating Expense	11,729	13,615	(1,886)	(14)%
Income (Loss) from Continuing Operations	(4,390)	1,111	(5,501)	495%
Total Other Expense, net	(852)	(4,485)	3,633	(81)%
Net Loss from Continuing Operations Before Income Taxes	(5,242)	(3,374)	(1,868)	55%
Income Tax Benefit (Expense)	—	(1,951)	1,951	100%
Net Loss from Continuing Operations	$(5,242)	$(5,325)	$83	2%
Net Income (Loss) from Discontinued Operations, Net of Taxes	375	(6,139)	6,514	106%
Net Loss	$(4,867)	$(11,464)	$6,597	58%

Revenue from Sale of Goods

Revenue from sale of goods related to continuing operations for the three months ended June 30, 2024 was $16.8 million, representing a decrease of $7.5 million or 31% when compared to the three months ended June 30, 2023. Refer to the segment discussion below for specific revenue drivers.

Real Estate Income

Real estate income from leasing cannabis production facilities for the three months ended June 30, 2024 was $1.9 million, versus $2.9 million recognized for the three months ended June 30, 2023. This decrease of $1.0 million was largely attributable to lower rent billings in accordance with the lease agreements amended in fiscal year 2023.

Total revenue from continuing operations in the reportable segments from which we operate were as follows:

	Three Months Ended June 30,		Change
	2024	2023	$	%
THC Cannabis	$18,532	$26,912	$(8,380)	31%
CBD Wellness	124	263	(139)	53%
Total Net Revenues	$18,656	$27,175	$(8,519)	31%

Net revenues for the THC cannabis segment were $18.5 million for the three months ended June 30, 2024, representing a decrease of $8.4 million or 31% when compared to the three months ended June 30, 2023. Net revenues decreased in Illinois by 21% which was primarily attributed to increased competition and price compression as the cannabis market matures in Illinois. Similarly, net revenues decreased in Massachusetts by 31% due to increased competition and continued price compression. Net revenues for the CBD wellness segment for the three months ended June 30, 2024 were relatively consistent with the prior year.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 was $11.3 million, resulting in a decrease of $1.1 million or 9% when compared to $12.4 million for the three months ended June 30, 2023. Cost of goods sold in Illinois decreased by 40% which was primarily attributed to a corresponding decrease in revenue, coupled with the sale of bulk biomass at its cultivation facilities. Conversely, cost of goods sold in Massachusetts increased by 41% which was not commensurate with the decrease in revenue. This was primarily due to increased cost absorption as a result one-time reorganization costs related to the cultivation facility in Worchester.

Gross Profit

Gross profit for the three months ended June 30, 2024, was $7.3 million or 39% of revenue, compared to $14.7 million or 54% of revenue for the three months ended June 30, 2023. The decrease in gross profit was primarily due to the decrease in revenue outpacing the decrease in cost of goods sold as described above.

Total Operating Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization. Total operating expense for the three months ended June 30, 2024 was $11.7 million, representing a decrease of $1.9 million or 14%, as compared to the three months ended June 30, 2023. This decrease was primarily attributable to a $1.7 million decrease in selling, general and administrative expenses. Specifically, the Company saw a decrease in rent and lease related expenses of $1.0 million and a decrease in bad debt expense of $0.4 million. Refer to Note 19 of the Consolidated Financial Statements includes further detail on selling, general and administrative expenses.

Total Other Expense, net

Other expense consists primarily of interest expense, change in fair value of derivative liability, and other expenses. Total other expense for the three months ended June 30, 2024 was $0.9 million, compared to $4.5 million for the three months ended June 30, 2023. The decrease of $3.6 million was primarily due a decrease in interest expense of $1.4 million from prior year as a result of the debt amendments during the two prior fiscal quarters and a decrease in other expense of $1.4 million primarily due to an accrual for cultivation taxes in the state of Illinois recognized in the fiscal second quarter of 2023. In addition, the Company recognized a gain of $0.9 million in changes in fair value of derivative liability for the three months ended June 30, 2024, versus no such transactions in the prior year.

Net Loss

Net loss from continuing operations for the three months ended June 30, 2024 was $5.2 million, compared to $5.3 million for the three months ended June 30, 2023. The decrease in net loss from continuing operations of $0.1 million for the three months ended June 30, 2024 was primarily attributable to the decrease in gross profit offset by the decreases in operating expense and other expense as described above, in addition to a decrease in income tax expense of $2.0 million.

Six Months Ended June 30, 2024 Compared With Six Months Ended June 30, 2023

The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue from Sale of Goods	$33,713	$47,599	$(13,886)	29%
Real Estate Income	3,785	5,855	(2,070)	35%
Total Revenues	37,498	53,454	(15,956)	30%
Cost of Goods Sold	(22,585)	(25,162)	2,577	10%
Gross Profit	14,913	28,292	(13,379)	47%
Total Operating Expense	24,074	28,622	(4,548)	16%
Loss from Continuing Operations	(9,161)	(330)	(8,831)	2676%
Total Other Expense, net	(14,429)	(7,788)	(6,641)	85%
Net Loss from Continuing Operations Before Income Taxes	(23,590)	(8,118)	(15,472)	191%
Income Tax Benefit (Expense)	—	(5,017)	5,017	100%
Net Loss from Continuing Operations	$(23,590)	$(13,135)	$(10,455)	80%
Net Income (Loss) from Discontinued Operations, Net of Taxes	270	(9,721)	9,991	103%
Net Loss	$(23,320)	$(22,856)	$(464)	2%

Revenue from Sale of Goods

Revenue from sale of goods related to continuing operations for the six months ended June 30, 2024 was $33.7 million, representing a decrease of $13.9 million or 29% when compared to the six months ended June 30, 2023. Refer to the segment discussion below for specific revenue drivers.

Real Estate Income

Real estate income from leasing cannabis production facilities for the six months ended June 30, 2024 was $3.8 million, versus $5.9 million recognized for the six months ended June 30, 2023. This decrease of $2.1 million was largely attributable to lower rent billings in accordance with the lease agreements amended in fiscal year 2023.

Total revenue from continuing operations in the reportable segments from which we operate were as follows:

	Six Months Ended June 30,		Change
	2024	2023	$	%
THC Cannabis	$37,189	$52,975	$(15,786)	30%
CBD Wellness	309	479	(170)	35%
Total Net Revenues	$37,498	$53,454	$(15,956)	30%

Net revenues for the THC cannabis segment were $37.2 million for the six months ended June 30, 2024, representing a decrease of $15.8 million or 30% when compared to the six months ended June 30, 2023. Net revenues decreased in Illinois by 17% and Massachusetts by 33%. The decrease was primarily attributed to increased competition and price compression. Net revenues for the CBD wellness segment for the six months ended June 30, 2024 were relatively consistent with the prior year.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 was $22.6 million, resulting in a decrease of $2.6 million or 10% when compared to $25.2 million for the six months ended June 30, 2023. Cost of goods sold in Illinois was $8.4 million as compared to $11.5 million in the prior year for the same period as a result of the lower sales and lower pricing. Cost of goods sold in Massachusetts was $13.9 million versus the prior year of $11.6 million, noting the increase was primarily due to lower yields and subsequent reorganization at the Worchester cultivation facility.

Gross Profit

Gross profit for the six months ended June 30, 2024, was $14.9 million or 40% of revenue, compared to $28.3 million or 53% of revenue for the six months ended June 30, 2023. The decrease in gross profit was primarily due to the decrease in revenue outpacing the decrease in cost of goods sold as described above.

Total Operating Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization. Total operating expenses for the six months ended June 30, 2024 was $24.1 million, representing a decrease of $4.5 million or 16%, as compared to the six months ended June 30, 2023. This decrease was primarily attributable to a $4.2 million decrease in selling, general and administrative expenses. Specifically, the Company saw a decrease in rent and lease related expenses of $2.1 million, advertising and promotions of $0.4 million, and bad debt expense of $0.5 million. Refer to Note 19 of the Consolidated Financial Statements includes further detail on selling, general and administrative expenses.

Total Other Expense, net

Other expense consists primarily of interest expense, change in fair value of derivative liability, loss on extinguishment of debt, and other expenses. Total other expense for the six months ended June 30, 2024 was $14.4 million, compared to $7.8 million for the six months ended June 30, 2023. The increase of $6.6 million was primarily due to a loss on extinguishment of debt of $11.8 million from the conversion of $23.0 million of the senior secured debt into 244,680,852 SVS during the fiscal first quarter of 2024. This was offset by a decrease in interest expense of $2.0 million from prior year as a result of the debt amendments during the two prior fiscal quarters and a decrease in other expense of $1.4 million primarily due to an accrual for cultivation taxes in the state of Illinois recognized in the fiscal second quarter of 2023. In addition, the Company recognized a gain of $1.6 million in changes in fair value of derivative liability for the six months ended June 30, 2024, versus no such transactions in the prior year.

Net Loss

Net loss from continuing operations for the six months ended June 30, 2024 was $23.6 million, compared to $13.1 million for the six months ended June 30, 2023. The increase in net loss from continuing operations of $10.5 million for the six months ended June 30, 2024 was primarily attributable to the loss on extinguishment of debt resulting from the January 2024 amendment and conversion of the senior secured debt with LI Lending, LLC.

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

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Adjusted EBITDA is defined by the Company as detailed below. This measure provides investors with additional information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance, (b) for planning and forecasting in future periods, and (c) in communications with the Company’s board of directors concerning the Company’s financial performance.

The Company’s presentation of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to understand the trends affecting the business.

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

The following table reconciles Net Loss to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss (GAAP)	$(4,867)	$(11,464)	$(23,320)	$(22,856)
Less: Net (income) loss from discontinued operations, net of taxes	(375)	6,139	(270)	9,721
Net loss from continuing operations	(5,242)	(5,325)	(23,590)	(13,135)
Adjusted for:
Interest income	(5)	(7)	(10)	(21)
Interest expense (1)	5,579	7,365	12,324	14,726
Income tax expense	—	1,951	—	5,017
Depreciation and amortization (2)	2,255	2,470	4,337	4,746
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$2,587	$6,454	$(6,939)	$11,333

Share-based compensation (3)	898	214	1,906	1,234
Change in fair value of derivative liability	(867)	—	(1,630)	—
Loss on extinguishment of debt	—	—	11,752	—
Loss on disposal	—	—	5	—
Adjusted EBITDA Income from Continuing Operations (Non-GAAP)	$2,618	$6,668	$5,094	$12,567

(1) For the current period, interest expense includes interest related to leases of $3.9 million and $8.1 million for the three and six months ended June 30, 2024, respectively. Prior year amounts of $4.3 million and $8.5 million for the three and six months ended June 30, 2023, respectively, have been reclassified for consistency with the current year presentation. Non-cash interest expense related to leases was previously presented as a reconciling item from EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP).
(2) For the current period, depreciation and amortization expense includes amortization related to leases of $0.8 million and $1.7 million for the three and six months ended June 30, 2024. Prior year amounts of $1.0 million and $1.9 million for the three and six months ended June 30, 2023, respectively, have been reclassified for consistency with the current year presentation. Non-cash amortization expense related to leases was previously presented as a reconciling item from EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP).
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
•Loss on extinguishment of debt; and
•Loss on disposal of assets.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, the Company had total current liabilities of $113.5 million and $104.0 million, respectively, and current assets of $36.1 million and $33.9 million, respectively, to meet current obligations. As of June 30, 2024 and December 31, 2023, the Company had a working capital deficit of $77.4 million compared to $70.1 million. The decline in working capital of $7.3 million was primarily driven by an increase in accounts payable of $1.8 million, an increase in taxes payable of $2.5 million, and an increase in current lease liability of $1.9 million as a result of the Company's retail expansion strategy and the completion of a cultivation and production facility in Matteson, Illinois. In addition, during the six months ended June 30, 2024, convertible notes in the amount of $1.0 million became due within one year from the reporting date.

The Company is an emerging growth company. It is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are being utilized for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier and investor and industry relations. Historically, the Company has raised capital as needed however there is no guarantee the Company will be able to continue to raise funds in the same manner it has historically.

Cash Flows

Cash Flows from discontinued operations are separately presented on the statement of cash flow for each operating, investing, and financing section of the statement. For liquidity purposes, the focus of this section is on the cash flow from continuing operations which is expected to affect future liquidity and capital resources.

Net Cash Provided by Continuing Operating Activities

Net cash provided by continuing operating activities was $3.9 million for the six months ended June 30, 2024, an increase of $2.7 million as compared to $1.2 million for the six months ended June 30, 2023. The increase was primarily attributable to the increase in accounts payable, coupled with the decrease in selling, general and administrative expenses and interest expense. These positive changes were the result of management's decisive action to reduce its cash burn.

Net Cash Used in Continuing Investing Activities

Net cash used in continuing investing activities was $2.9 million for the six months ended June 30, 2024, an increase of $2.1 million as compared to $0.7 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in purchases of property and equipment related to the completion of the Matteson facility in February 2024 and the construction of the Norridge dispensary, which opened in May 2024.

Net Cash Used in Continuing Financing Activities

Net cash used in continuing financing activities was $1.9 million for six months ended June 30, 2024, a decrease of $3.0 million as compared to $4.9 million for the six months ended June 30, 2023. The decrease was due to a decrease in repayments of notes payable resulting from amendments to its debt agreements during the fiscal fourth quarter of 2023 and the fiscal first quarter of 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded our internal control over financial reporting was not effective as of June 30, 2024. This material weakness creates a possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company continues to strengthen our internal control over financial reporting and is committed to ensuring that such controls are designed and operating effectively. The Company is implementing process and control improvements to address the above material weakness as follows:

• The Company will obtain additional resources, both in accounting staff and related technology, needed to timely perform closing and audit related procedures and align identified resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2023, Florival LLC (“Florival”) sued 4Front Ventures in the California Superior Court for the County of Santa Cruz. The lawsuit alleged 4Front Ventures had breached an agreement with Florival under which Island Global Holdings, Inc. (“Island”), a subsidiary of the Company, agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. 4Front Ventures denied it had any direct liability under the agreement, which was executed two years before 4Front Ventures’ acquisition of Island, and asserted an unclean hands defense on behalf of both 4Front Ventures and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against 4Front Ventures and Island. The Company has appealed the decision. Management has accrued $0.85 million related to this matter as of June 30, 2024.

On September 29, 2023, Teichman Enterprises, Inc. (“Teichman”) sued 4Front California Capital Holdings, Inc. (“4Front CA”), a subsidiary of the Company, and 4Front Ventures in the Superior Court for the County of Los Angeles. The lawsuit alleged 4Front CA had breached a lease agreement ending January 31, 2029 and 4Front Ventures breached its guarantee of the lease. Teichman seeks damages for unpaid rent, marketing expenses, and other amounts totaling $15.5 million. 4Front CA and 4Front Ventures denied the allegations in the complaint and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. The case is in discovery. Based on management's review of the matter, the Company has accrued $2.7 million associated with this legal liability as of June 30, 2024.

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

4FRONT VENTURES CORP.

Date: August 14, 2024	By:	/s/ Andrew Thut
Andrew Thut
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Peter Kampian
Peter Kampian
Chief Financial Officer
(Principal Financial Officer)