Form 10-Q
period 2024-09-30
4Front Ventures Corp.
filed 2024-11-14
CIK 1783875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act:
None.

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

As of November 11, 2024, the registrant had 913,928,993 Class A Subordinate Voting Shares outstanding.

4Front Ventures Corp.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (unaudited)
As of September 30, 2024 and December 31, 2023
(Amounts expressed in thousands of U.S. dollars except for share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$1,246	$3,398
Accounts receivable, net	5,707	3,682
Other receivables	1,819	735
Current portion of lease receivables	4,125	3,990
Inventory	19,613	17,087
Prepaid expenses and other assets	4,617	3,324
Assets held for sale or disposal	956	1,696
Total current assets	38,083	33,912
Property, plant, and equipment, net	36,457	36,549
Lease receivables	2,303	3,963
Intangible assets, net	25,669	26,793
Goodwill	41,807	41,807
Right-of-use assets	131,280	118,511
Deposits	2,484	2,419
TOTAL ASSETS	$278,083	$263,954
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$16,229	$11,415
Accrued expenses and other current liabilities	10,172	9,014
Taxes payable	42,375	39,634
Derivative liability	2,834	4,550
Current portion of convertible notes	17,331	15,818
Current portion of lease liability	1,694	1,720
Current portion of finance lease liability	46	—
Current portion of notes payable and accrued interest	11,371	9,812
Current liabilities held for sale or disposal	10,833	12,037
Total current liabilities	112,885	104,000
Notes payable and accrued interest from related party	28,767	47,491
Long term notes payable	11,480	11,052
Long term accounts payable	2,062	977
Construction finance liability	16,000	16,000
Deferred tax liability	11,882	11,882
Lease liability	143,460	123,946
TOTAL LIABILITIES	326,536	315,348
SHAREHOLDERS' DEFICIT
Multiple Voting Shares and Subordinate Voting Shares (no par value, unlimited shares authorized, 915,200,201 and 669,519,349 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	337,222	308,952
Additional paid-in capital	71,342	66,948
Accumulated deficit	(457,125)	(427,402)
Equity attributable to 4Front Ventures Corp.	(48,561)	(51,502)
Non-controlling interest	108	108
TOTAL SHAREHOLDERS' DEFICIT	(48,453)	(51,394)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$278,083	$263,954

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Revenue from sale of goods	$15,292	$20,110	$49,005	$67,709
Real estate income	1,840	2,892	5,625	8,747
Total revenues	17,132	23,002	54,630	76,456
Cost of goods sold	(13,468)	(13,722)	(36,053)	(38,884)
Gross profit	3,664	9,280	18,577	37,572
OPERATING EXPENSES
Selling, general and administrative expenses	9,919	22,407	32,718	49,423
Depreciation and amortization	325	817	1,600	2,406
(Gain) Loss on disposal	(1,213)	160	(1,208)	160
Transaction and restructuring related expenses	—	195	—	212
Total operating expenses	9,031	23,579	33,110	52,201
Income (loss) from continuing operations	(5,367)	(14,299)	(14,533)	(14,629)
Other income (expense):
Interest income	5	(21)	15	—
Interest expense	(2,141)	(3,322)	(6,332)	(9,561)
Change in fair value of derivative liability	2,403	(11,931)	4,033	(11,931)
Loss on extinguishment of debt	(1,343)	—	(13,095)	—
Loss on litigation settlement	—	—	—	(3)
Other	(20)	(1,054)	(141)	(2,621)
Total other expense, net	(1,096)	(16,328)	(15,520)	(24,116)
Net loss from continuing operations before income taxes	(6,463)	(30,627)	(30,053)	(38,745)
Income tax benefit (expense)	—	4,199	—	(818)
Net loss from continuing operations	(6,463)	(26,428)	(30,053)	(39,563)
Net income (loss) from discontinued operations, net of taxes	60	(35,668)	330	(45,389)
Net loss	(6,403)	(62,096)	(29,723)	(84,952)
Net income attributable to non-controlling interest	—	5	—	15
Net loss attributable to shareholders	$(6,403)	$(62,101)	$(29,723)	$(84,967)
Basic and diluted loss per share - continuing operations	$(0.01)	$(0.04)	$(0.03)	$(0.06)
Basic and diluted loss per share - discontinued operations	$—	$(0.05)	$—	$(0.07)
Weighted average number of shares outstanding, basic and diluted	913,923,993	653,080,343	886,589,101	647,329,688
See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (unaudited)
For the Nine Months Ended September 30, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars except for share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit	Total 4Front Ventures Corp. Shareholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2023	669,519,349	$308,952	$66,948	$(427,402)	$(51,502)	$108	$(51,394)
Conversion of debt to equity	244,680,852	28,270	—	—	28,270	—	28,270
Share-based compensation	—	—	1,008	—	1,008	—	1,008
Net loss	—	—	—	(18,453)	(18,453)	—	(18,453)
Balance, March 31, 2024	914,200,201	$337,222	$67,956	$(445,855)	$(40,677)	$108	$(40,569)
Share-based compensation	—	—	786	—	786	—	786
Shares issued for executive compensation	1,000,000	—	112	—	112	—	112
Net loss	—	—	—	(4,867)	(4,867)	—	(4,867)
Balance, June 30, 2024	915,200,201	$337,222	$68,854	$(450,722)	$(44,646)	$108	$(44,538)
Share-based compensation	—	—	688	—	688	—	688
Warrants issued	—	—	267	—	267	—	267
Equity component of debt	—	—	1,533	—	1,533	—	1,533
Net loss	—	—	—	(6,403)	(6,403)	—	(6,403)
Balance, September 30, 2024	915,200,201	$337,222	$71,342	$(457,125)	$(48,561)	$108	$(48,453)

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (unaudited)
For the Nine Months Ended September 30, 2024 and 2023
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

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(30,053)	$(39,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,751	4,222
Equity based compensation	2,861	4,912
Change in fair value of derivative liability	(4,033)	11,931
Accretion of lease liability	6,719	4,502
(Gain) Loss on disposal	(1,208)	160
Loss on extinguishment of debt	13,095	—
Accretion of debt discount	628	355
Accrued interest on convertible debenture and interest	1,194	678
Accrued interest on notes payable	4,515	7,261
Interest accrued - lease receivable	1,525	1,040
Deferred taxes	—	1,196
Changes in operating assets and liabilities:
Accounts receivable, net	(2,025)	1,240
Other receivables	(1,084)	(129)
Prepaid expenses and other assets	(1,293)	(824)
Inventory	(2,526)	1,726
Accounts payable	5,899	1,869
Accrued expenses and other current liabilities	1,158	(143)
Taxes payable	2,767	1,962
Deposits	(64)	977
Net cash provided by continuing operating activities	1,826	3,372
Net cash provided by (used in) discontinued operating activities	483	(7,443)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,309	(4,071)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for asset acquisitions and business combinations, net of cash received	—	(250)
Purchases of property and equipment	(1,924)	(267)
Net cash used in continuing investing activities	(1,924)	(517)
Net cash used in discontinued investing activities	—	(284)
NET CASH USED IN INVESTING ACTIVITIES	(1,924)	(801)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable issued	800	—
Repayments of notes payable	(3,337)	(6,634)
Net cash used in continuing financing activities	(2,537)	(6,634)
NET CASH USED IN FINANCING ACTIVITIES	(2,537)	(6,634)
NET DECREASE IN CASH	(2,152)	(11,506)
CASH, BEGINNING OF PERIOD	3,398	14,271
CASH, END OF PERIOD	$1,246	$2,765

See accompanying notes to condensed consolidated interim financial statements.

4FRONT VENTURES CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2024 and 2023
(Amounts expressed in thousands of U.S. dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Issuance of warrants for debt amendments	$—	$4,165
Issuance of restricted stock units	$241	$—
Issuance of equity for asset acquisition	$—	$447
Shares issued to settle payables	$—	$650
Transfers of property and equipment from assets related to discontinued operations to continuing operations	$—	$5,498
See accompanying notes to condensed consolidated interim financial statements.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 1: NATURE OF OPERATIONS

4Front Ventures Corp. (“4Front Ventures”) exists pursuant to the provisions of the British Columbia Corporations Act and issues Class A Subordinate Voting Shares (“SVS”) and Class C Multiple Voting Shares (“MVS”). As of September 30, 2024, subsidiaries of 4Front Ventures operate five cannabis dispensaries and four cannabis production and cultivation facilities across Illinois and Massachusetts. The Company's five "MISSION" branded dispensaries are located in: Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; Calumet City, IL; and Norridge, IL. In the state of Massachusetts, the Company has a cultivation facility in Worcester, and cultivation and production facilities in Georgetown and Holliston. In the state of Illinois, the Company has a cultivation and production facility in Matteson. The Company also sells non-THC hemp derived products across the United States. As part of its corporate segment, subsidiaries of 4Front Ventures lease real estate and sell equipment and supplies to cannabis producers in the state of Washington. Together, 4Front Ventures and its subsidiaries are referred to in this report as “4Front” or the “Company.”

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

Going Concern

As of September 30, 2024, the Company had cash of $1.2 million and working capital deficit of $74.8 million. The Company incurred net losses from continuing operations of $6.5 million and $26.4 million for the three months ended September 30, 2024 and 2023, respectively, and $30.1 million and $39.6 million for the nine months ended September 30, 2024 and 2023, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these consolidated financial statements, and therefore, to continue as a going concern.

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

Note 2: INVENTORY

The Company’s inventories are summarized in the table below:

	September 30, 2024	December 31, 2023
Raw materials - unharvested cannabis	$4,507	$2,268
Raw materials - harvested and purchased cannabis	4,904	5,745
Packaging and other non-finished goods	1,152	1,072
Work in process - manufactured and purchased extracts	2,509	1,790
Finished goods	6,541	6,212
Total inventory	$19,613	$17,087

Note 3: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related depreciation are summarized in the table below:

	September 30, 2024	December 31, 2023
Land	$774	$774
Buildings & improvements	12,584	12,584
Construction in process	120	7,165
Furniture, equipment & other	12,964	8,855
Leasehold improvements	24,309	19,966
Total	$50,751	$49,344
Less: accumulated depreciation	(14,294)	(12,795)
Total property, plant, and equipment, net	$36,457	$36,549

Depreciation expense related to continuing operations for the three months ended September 30, 2024 and 2023 was $0.9 million and $0.8 million, respectively, of which $0.7 million and $0.6 million, respectively, is included in cost of goods sold. Depreciation expense related to continuing operations for the nine months ended September 30, 2024 and 2023 was $2.6 million and $2.3 million, respectively, of which $2.2 million and $1.8 million, respectively, is included in cost of goods sold.

Unless specifically excluded in the LI Lending note, all property, plant, and equipment is secured by LI Lending as collateral on the LI Lending note (Note 9).

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 4: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets and related amortization are summarized in the table below:

	Licenses	Know-How	Total
Gross Carrying Amount, September 30, 2024 and December 31, 2023	$25,661	$9,700	$35,361

Accumulated Amortization, December 31, 2023	$—	$(8,568)	$(8,568)
Amortization expense	—	(1,124)	(1,124)
Accumulated Amortization, September 30, 2024	$—	$(9,692)	$(9,692)
Intangible Assets, Net at December 31, 2023	$25,661	$1,132	$26,793
Intangible Assets, Net at September 30, 2024	$25,661	$8	$25,669

During fiscal year 2023, the Company entered into agreements to acquire dispensary licenses from Euphoria, LLC and Westside Visionaries. Refer to Note 5 for further details on the transaction.

Goodwill

Balance, December 31, 2023 and September 30, 2024	$41,807

Impairment of Intangible Assets and Goodwill

Goodwill as of September 30, 2024 and December 31, 2023 is related to the Massachusetts segment in which there is no accumulated impairment within this segment.

Goodwill and infinite lived assets are assessed on an annual basis for impairment, or more frequently, if circumstances indicate an impairment to the carrying value may have occurred. As of September 30, 2024, the Company believes the carrying amounts of the long-lived assets, including finite-lived intangible assets (licenses), are recoverable and there were no events or circumstances that indicated impairment. However, if adverse events were to occur or circumstances were to change indicating the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

Refer to Note 17 for discussion of intangible assets and goodwill related to the Company's operations in California classified as discontinued operations.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 5: ASSET ACQUISITIONS

Euphoria, LLC

On March 27, 2023, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the issued and outstanding equity interests in Euphoria, LLC ("Euphoria") for a total purchase price of $4.5 million to be paid in cash, promissory notes, and SVS. In addition, Euphoria has agreed to reimburse a subsidiary of the Company for the lesser of $2.0 million or actual expenditures to build out the dispensary. As of September 30, 2024, the Company has paid $0.7 million in cash and issued 2,380,952 SVS valued at $0.4 million based on the closing stock price of the SVS on the issuance date, which is included as a component of prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2024.

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

In the event of termination by mutual written consent of both parties or by the sellers based on the Company's breach, then any portion of the purchase price paid as of the termination date may be retained by the sellers. As of September 30, 2024, the Company has paid $0.6 million in cash which is included as a component of prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2024.

Westside holds a conditional adult use dispensary license in the state of Illinois which shall convert to a final license upon regulatory approval. The transfer of the license is subject to regulatory approval. A subsidiary of the Company entered into a conditional management services agreement to manage the operations of Westside until a final license is issued.

Note 6: ASSETS HELD FOR SALE

On November 8, 2023, Om of Medicine, LLC ("Om of Medicine"), a subsidiary of the Company, ceased operations at its retail dispensary located in Ann Arbor, Michigan. The assets were classified as held for sale as of September 30, 2024 and December 31, 2023 and did not meet the criteria for discontinued operations under ASC Subtopic 205-20. In May 2023, the Company entered into an Asset Purchase Agreement to sell the assets related to Om of Medicine, which was amended in January 2024. In January 2024, the Company received confirmation of the legal dissolution of the entity. The transaction closed during the third fiscal quarter of 2024. As of September 30, 2024, all assets and liabilities related to Om of Medicine were deconsolidated from the consolidated balance sheet, with the exception of taxes payable, and the Company recorded a gain on disposal of $0.6 million during the three and nine months ended September 30, 2024.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 7: DERIVATIVE LIABILITY

A reconciliation of the changes in fair value of derivative liabilities for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$5,478	$—	$4,550	$—
Issuance of derivative liability	—	4,165	2,558	4,165
Cancellation of restricted stock units	(241)	—	(241)	—
Change in fair value of derivative liability	(2,403)	11,931	(4,033)	11,931
Balance, end of period	$2,834	$16,096	$2,834	$16,096

See Note 11 for warrants classified within equity.

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

The fair value of the warrants classified as liabilities was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the periods presented:

	Issuance Date	September 30, 2024
Share Price	$0.10	$0.05
Exercise Price	$0.17	$0.17
Expected Life (in Years)	2.7 years	1.6 years
Annualized Volatility	84.5%	139.7%
Risk-Free Annual Interest Rate	4.5%	3.7%

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)

	Issuance Date	September 30, 2024
Share Price	$0.12	$0.05
Exercise Price	$0.11	$0.11
Expected Life (in Years)	2.3 years	1.6 years
Annualized Volatility	104.3%	140.1%
Risk-Free Annual Interest Rate	4.3%	3.7%

In connection with the senior secured credit facility with Alt Debt II, LP, the Company entered into a restricted stock unit (“RSU”) agreement (the “RSU Agreement”) dated November 13, 2023 wherein the Company granted 15,900,000 RSUs to the lender at an issue price of CAD$0.31. Each RSU represents an unsecured promise to issue one SVS upon the earliest of certain distribution events. If at the time of the distribution event, the number of SVS underlying the RSUs is less than 2.12% of the fully diluted SVS of the Company, an additional number of RSUs will be issuable to the lender at the closing market price on the Canadian Securities Exchange on the trading day prior to issuance.

On September 20, 2024, the RSU Agreement dated November 13, 2023 was voided and the Company entered into a new RSU Agreement dated September 20, 2024 wherein the Company granted 49,957,714 RSUs to the lender at an issue price of CAD$0.08. Each RSU represents an unsecured promise to issue one SVS upon the earliest of certain distribution events. If at the time of the distribution event, the number of SVS underlying the RSUs is less than 4.24% of the fully diluted SVS of the Company, an additional number of RSUs will be issuable to the lender at the closing market price on the Canadian Securities Exchange on the trading day prior to issuance. The additional RSUs met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. The fair value of the RSUs classified as liabilities was determined using the Company's share price which is considered a Level 1 input on the fair value hierarchy.

On January 29, 2024, the Company entered into an RSU agreement with LI Lending, LLC providing that, in the event of a financing by the Company at less than C$0.125 per SVS on or before July 29, 2024, LI Lending, LLC shall be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. The RSUs met the criteria in ASC 480 due to the variability of the number of issuable shares, and are therefore classified as liabilities at fair value with changes being reported through the statement of operations. No financing that would trigger the RSU had occurred as of July 29, 2024 and the RSU was forfeited as of September 30, 2024. As of the issuance date and September 30, 2024, the fair value of the RSUs classified as liabilities was determined to be nil.

Note 8: LEASES

New Lease Agreement

On February 14, 2024, the Company entered into a guaranty of a lease agreement for a fourth dispensary location in Illinois. Rent payments commence on the earlier of one year after the commencement date or the date on which business opens. As of September 30, 2024, the Company recognized an initial right of use asset and lease liability of $1.2 million in connection with the lease agreement.

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

The Company as a Lessor:

Lease income for operating and direct financing leases for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real estate income:
Operating leases	$850	$2,318	$2,655	$6,952
Direct financing leases	990	574	2,970	1,795
Total real estate income	$1,840	$2,892	$5,625	$8,747

The Company leases buildings in Olympia, Washington and Elk Grove, Illinois that are subleased or partly subleased to a third party. The subleases are classified as operating leases under ASC 842. The underlying assets are presented in the condensed consolidated balances sheets as follows:

	September 30, 2024	December 31, 2023
Right-of-use assets	$24,885	$25,249
Current portion of lease liability	$282	$289
Long-term portion of lease liability	$22,566	$22,380

The Company also leases a building in Elma, Washington that is subleased to a third party. This sublease is classified as a finance lease. A reconciliation of the lease receivables is as follows:

	September 30, 2024	December 31, 2023
Balance, beginning of period	$7,953	$9,421
Interest	1,445	2,342
Lease payments transferred to accounts receivable	(2,970)	(3,810)
Balance, end of period	6,428	7,953
Less current portion	(4,125)	(3,990)
Long-term lease receivables	$2,303	$3,963

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 9: NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s notes payable and convertible notes are as follows:

Terms	September 30, 2024	December 31, 2023
Secured promissory notes dated May 10, 2019, as subsequently amended, with a related party which mature on May 1, 2026 and bear interest at a rate of 16.5% per annum through May 1, 2024 and 12% per annum thereafter	$28,767	$47,491
Convertible promissory note dated October 6, 2021, which matures on October 6, 2024 and bears interest at a rate of 10% per annum	17,331	15,818
Promissory note dated October 13, 2023, as subsequently amended, under the senior secured credit facility which matures on December 31, 2024 and bears interest at a rate of 18.5% per annum.	4,261	3,410
Unsecured convertible promissory note at $0.50 per share due December 18, 2024 at 12% per annum with monthly cash payments of $50,000 beginning January 15, 2024 through maturity	2,203	2,051
Promissory note issued for the acquisition of Island due October 25, 2026 at 6% per annum	11,480	11,030
Secured promissory note due January 1, 2024 at 1.5% monthly interest through November 30, 2022 and 2% monthly interest through maturity	3,268	2,734
Unsecured promissory note due November 30, 2024 with monthly interest payments at 12% per annum through September 2023 and 11% per annum through November 2024	1,639	1,630
Various	—	9
Total Notes Payable and Convertible Notes	$68,949	$84,173

Senior Secured Credit Facility

On October 13, 2023, the Company entered into a senior secured credit facility agreement (the "Facility") for an aggregate principal up to $10.0 million in which a term loan in the amount of $3.4 million was drawn on the closing date and a second tranche of $4.0 million is available to be drawn through July 13, 2024. On September 20, 2024, the Company amended the Facility and a term loan of $0.9 million was drawn. The maturity date of the term loans under the Facility was extended to December 31, 2024 and shall accrue interest paid monthly in arrears at a rate equal to the greater of (a) the sum of the prime rate and 10.0% and (b) 18.5% per annum. In addition, the amendment includes a paid-in-full fee provision in the amount of $0.5 million minimum, payable at maturity. The amendment of the Facility was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of $1.34 million was recorded in the consolidated statement of operations for the three and nine months ended September 30, 2024.

In connection with the amendment, the Company voided the original restricted stock unit agreement dated November 13, 2023 and entered into a restricted stock unit agreement dated September 20, 2024 wherein the Company issued 49,957,714 RSUs to the lender at an issue price of CAD$0.08. Each RSU represents an unsecured promise to issue one SVS upon the earliest of certain distribution events. Refer to Note 7 for information on additional RSUs to be issued which are classified as a derivative liability.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
LI Lending LLC

On May 10, 2019, the Company entered into a loan agreement with LI Lending LLC ("LI Lending"), a related party, for $50.0 million, of which $45.0 million was drawn as of September 30, 2024. On January 29, 2024, the Company entered into the second amendment to the restated loan agreement to convert $23.0 million of the loan into 244,680,852 SVS and issued LI Lending a warrant to purchase 36,702,127 SVS at a price of C$0.14, reducing the loan to $28.9 million. The warrant was determined to be a derivative liability under ASC 815, see Note 7 for further information. In addition, the Company issued LI Lending an RSU agreement providing that, in the event of a financing by the Company on or before July 29, 2024 at less than C$0.125 per SVS, LI Lending would be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. See Note 7 for further information regarding the fair value of the restricted stock units. The parties agreed that accrued interest in the amount of $0.2 million would be paid-in-kind. The second amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $11.8 million was recorded in the consolidated statement of operations for the nine months ended September 30, 2024.

For the three months ended September 30, 2024 and 2023, the Company recognized accrued interest expense of $0.9 million and $2.0 million, respectively, on the related party loan and made $1.2 million and $1.6 million, respectively, in cash payments of principal and interest to the related party. For the nine months ended September 30, 2024 and 2023, the Company recognized accrued interest expense of $2.6 million and $5.8 million, respectively, on the related party loan and made $2.6 million and $4.8 million, respectively, in cash payments of principal and interest to the related party. See Note 14 for further discussion of this related party transaction.

October 2021 Convertible Note

On October 6, 2021, the Company entered into a convertible promissory note for $15.0 million that is exercisable into SVS for $1.03 per share at any time at the option of the holder. The notes bear interest at 6.0% per annum and mature on October 6, 2024 upon which any remaining balance is payable in cash. All accrued and unpaid interest is payable in cash on an annual basis beginning on October 6, 2022.

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

As of September 30, 2024, payments of principal and interest totaling $1.1 million have been made for this loan. As of September 30, 2024 and December 31, 2023, the unamortized discount balance related to the October 2021 Convertible Note was $0.1 million and $0.5 million, respectively, with a remaining amortization period of 0.00 years and 0.75 years, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized interest expense of $0.4 million and $0.2 million, respectively, and accretion of debt discount of $0.1 million and $0.1 million, respectively, related to the October 2021 Convertible Note. For the nine months ended September 30, 2024 and 2023, the Company recognized interest expense of $1.2 million and $0.7 million, respectively, and accretion of debt discount of $0.3 million and $0.2 million, respectively, related to the October 2021 Convertible Note.

Subsequent to September 30, 2024, management is renegotiating the terms of the October 2021 Convertible Note as of the date of these consolidated financial statements.

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

Voting shares activity for the periods presented is summarized as follows:

	Class A Subordinate Voting Shares	Class C Multiple Voting Shares	Total
Balance, December 31, 2023	668,243,141	1,276,208	669,519,349
Share capital issuances	245,680,852	—	245,680,852
Balance, September 30, 2024	913,923,993	1,276,208	915,200,201

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

Series	September 30, 2024
Class A - Subordinate Voting Shares	913,923,993
Class C - Multiple Voting Shares	1,276,208
Total shares outstanding	915,200,201

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 11: WARRANTS

A reconciliation of the beginning and ending balance of outstanding share purchase warrants classified as equity is as follows:

	Number of Warrants	Weight-Average Exercise Price
Balance, December 31, 2023	6,783,400	$0.61
Issued	5,483,600	$0.07
Expired	(2,999,975)	$1.00
Balance, September 30, 2024	9,267,025	$0.16

As of September 30, 2024, the Company had the following warrants classified as equity outstanding:

Warrants Outstanding		Exercise Price		Expiration Date
625,000	*	C$	0.80	October 6, 2024
500,000	*	C$	0.80	October 6, 2025
625,000		C$	0.23	May 10, 2027
750,000			$0.10	September 1, 2027
1,283,425			$0.20	October 17, 2027
5,483,600			$0.07	July 9, 2034
9,267,025

*Represents warrants that were exercisable as of September 30, 2024.

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

As of September 30, 2024, the Company had 50,916,209 options exercisable and 82,483,506 options outstanding, with exercise prices ranging from C$0.10 to C$1.63. The following table summarizes the Company’s stock option activity and related information:

	Number of Options	Weighted Average Price (CAD$)	Weighted Average Years
Balance, December 31, 2023	91,702,766	$0.34	3.78
Granted	1,730,000	$0.14	3.48
Forfeited/Expired	(10,949,260)	$0.49	—
Balance, September 30, 2024	82,483,506	$0.31	4.56

During the three months ended September 30, 2024 and 2023, the Company recognized share-based compensation of $0.7 million and $2.6 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized share-based compensation of $2.5 million and $3.9 million, respectively. In determining the amount of share-based compensation during the nine months ended September 30, 2024 and 2023, the Company used the Black-Scholes option pricing model to establish the fair value of options granted with the following key assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-Free Interest Rate	3.78%	4.02%
Expected Life (in Years)	3.5 years	3.4 years
Expected Annualized Volatility	96.50%	86.62%
Forfeiture Rate	—%	—%
Expected Dividend Yield	—	—

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 13: INCOME TAXES

The following table summarizes the Company's income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss from continuing operations before income taxes	$(6,463)	$(30,627)	$(30,053)	$(38,745)
Income tax benefit (expense)	$—	$4,199	$—	$(818)

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

Note 14: RELATED PARTIES

LI Lending LLC

As discussed in Note 9 above, Linchpin Investors LLC (“Linchpin”), a subsidiary of the Company, and LI Lending LLC entered into a loan agreement dated May 10, 2019, later amended, whereby Linchpin received an up-to $50.0 million loan from LI Lending, of which $45.0 million was drawn as of September 30, 2024. Mr. Gontmakher, a director of the Company and the former Chief Executive Officer, and Roman Tkachenko, a director of the Company, each holds a 14.28% ownership interest in LI Lending. The outstanding balance as of September 30, 2024 of $28.8 million includes notes payable and accrued interest of $29.5 million less debt discount of $0.7 million. See Note 9 for details on the outstanding note payable.

In August 2023, the Company issued warrants to LI Lending to purchase a variable number of SVS wherein each warrant shall be exercisable into one SVS at an exercise price of $0.17 through May 1, 2026. See Note 7 for warrant terms.

In January 2024, the Company issued a warrant to LI Lending to purchase 36,702,127 SVS at an exercise price of C$0.14 through May 1, 2026. The Company also entered into an RSU agreement providing that, in the event of a financing by the Company on or before July 29, 2024 at less than C$0.125 per SVS, LI Lending would be entitled to receive a number of shares necessary to restore it to 18.43% of the voting interests of the Company. No financing that would trigger the RSU had occurred as of July 29, 2024 and the RSU was forfeited as of September 30, 2024. See Note 7 for further information regarding the fair value of the warrants and RSUs.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 15: CONTINGENCIES

(a)    Cannabis Industry

While marijuana is legal under the laws of several U.S. states (with varying restrictions), the United States Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for the use of the drug under medical supervision. As such, there is an inherent risk related to the federal government’s position on cannabis. There is additional risk associated with the Company’s business in cannabis that third-party service providers could suspend or withdraw services and regulatory bodies could impose certain restrictions on the issuer’s ability to operate in the U.S. As of September 30, 2024, Company has not estimated a potential liability related to the possible enforcement of laws against the cannabis industry.

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

On May 9, 2023, Florival LLC (“Florival”) sued 4Front Ventures in the California Superior Court for the County of Santa Cruz. The lawsuit alleged 4Front Ventures had breached an agreement with Florival under which Island Global Holdings, Inc. (“Island”), a subsidiary of the Company, agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. 4Front Ventures denied it had any direct liability under the agreement, which was executed two years before 4Front Ventures’ acquisition of Island, and asserted an unclean hands defense on behalf of both 4Front Ventures and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against 4Front Ventures and Island. The Company has appealed the decision. Management has accrued $0.9 million related to this matter as of September 30, 2024.

On September 29, 2023, Teichman Enterprises, Inc. (“Teichman”) sued 4Front California Capital Holdings, Inc. (“4Front CA”), a subsidiary of the Company, and 4Front Ventures in the Superior Court for the County of Los Angeles. The lawsuit alleged 4Front CA had breached a lease agreement ending January 31, 2029 and 4Front Ventures breached its guarantee of the lease. Teichman seeks damages for unpaid rent, marketing expenses, and other amounts totaling $15.5 million. 4Front CA and 4Front Ventures denied the allegations in the complaint and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. The case is in discovery. Based on management's review of the matter, the Company has accrued $2.7 million associated with this legal liability as of September 30, 2024.

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

There were no transfers between fair value levels for the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

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

The Company maintains cash with federally insured financial institutions. As of September 30, 2024 and December 31, 2023, the Company exceeded federally insured limits by nil and $0.3 million, respectively. The Company has historically not experienced any losses in such accounts. As of September 30, 2024 and December 31, 2023, the Company held an immaterial amount of cash in a Canadian account that is denominated in C$.

As of September 30, 2024 and December 31, 2023, the maximum credit exposure related to the carrying amounts of accounts receivable, other receivable, and lease receivables was $14.0 million and $12.4 million, respectively.

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The Company has the following gross contractual obligations as of September 30, 2024, which are expected to be payable in the following respective periods:

	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
Accounts payable and accrued liabilities	$26,401	$2,062	$—	$—	$28,463
Convertible notes, notes payable and accrued interest	28,702	40,247	—	—	68,949
Construction finance liability	—	16,000	—	—	16,000
Total	$55,103	$58,309	$—	$—	$113,412

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

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The operating results of the discontinued operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Revenue from sale of goods	$—	$1,566	$3	$9,033
Real estate income	—	260	—	411
Total revenues	—	1,826	3	9,444
Cost of goods sold	—	(6,666)	(5)	(21,992)
Gross profit	—	(4,840)	(2)	(12,548)
OPERATING EXPENSES
Selling, general and administrative expenses	6	1,310	(266)	4,703
Depreciation and amortization	—	42	—	189
Transaction and restructuring related expenses	—	942	—	942
Impairment of goodwill and intangible assets	—	12,856	—	12,856
(Gain) Loss on disposal	—	12,747	—	12,747
Total operating expenses	6	27,897	(266)	31,437
Income (loss) from operations	(6)	(32,737)	264	(43,985)
Other income (expense)
Interest expense	—	—	—	(32)
Other	66	(2,930)	66	(1,371)
Total other income (expense), net	66	(2,930)	66	(1,403)
Net income (loss) from discontinued operations before income taxes	60	(35,667)	330	(45,388)
Income tax expense	—	(1)	—	(1)
Net income (loss) on discontinued operations	$60	$(35,668)	$330	$(45,389)

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	September 30, 2024	December 31, 2023
Carrying amount of the assets included in discontinued operations:
Current assets:
Cash	$—	$63
Accounts receivable, net	31	(49)
Other receivables	108	16
Inventory	30	33
Prepaid expenses and other assets	35	—
Total current assets (1)	204	63
Intangible assets, net	738	738
Deposits	14	14
Total non-current assets (1)	752	752
TOTAL ASSETS OF THE DISPOSAL GROUP	$956	$815

Carrying amount of the liabilities included in discontinued operations:
Current liabilities:
Accounts payable	3,397	3,552
Accrued expenses and other current liabilities	4,756	4,752
Taxes payable	72	72
Current portion of contract liabilities	903	48
Total current liabilities (1)	9,128	8,424
Long term notes payable	(1)	5
Long term accounts payable	255	330
Contract liabilities	1,425	2,280
Total non-current liabilities (1)	1,679	2,615
TOTAL LIABILITIES OF THE DISPOSAL GROUP	$10,807	$11,039

(1)    The assets and liabilities of the disposal group are classified as current on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 because the disposal had already occurred as of the reporting date.

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 18: SEGMENT INFORMATION

During the third fiscal quarter of 2024, the Company changed its reportable segments to better align with segment information provided to its chief operating decision maker and to reflect the regulatory environments in each state that the Company operates in. In accordance with ASC 280, all previously reported information as presented herein has been restated to conform to the current period presentation. As of September 30, 2024, the Company had three reportable segments as follows:

•Illinois – Cultivation, manufacturing, distribution and retail of cannabis and cannabis derived goods within the state of Illinois, providing a vertically integrated supply chain to serve both medical and recreational markets;
•Massachusetts – Cultivation, manufacturing, distribution and retail of cannabis and cannabis derived goods within the state of Massachusetts, providing a vertically integrated supply chain to serve both medical and recreational markets; and
•Corporate – The aggregation of all other operating segments, including the following: sale of CBD products to third-party consumers, leasing of real estate in the state of Washington, and other corporate activities.

The below table presents financial results of each segment for the three and nine months ended September 30, 2024 and 2023, as well as total assets as of September 30, 2024 and December 31, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Revenues
Illinois	$7,255	9,058	$23,969	$29,172
Massachusetts	7,883	10,455	24,117	34,794
Corporate	1,994	3,489	6,544	12,490
Total Net Revenues	$17,132	23,002	$54,630	$76,456

Net Income (Loss) Attributable to Shareholders
Illinois	$(1,429)	(1,242)	$(716)	$(3,604)
Massachusetts	(350)	(563)	(1,838)	6,288
Corporate	(4,684)	(24,623)	(27,499)	(42,247)
Total Net Loss From Continuing Operations	$(6,463)	(26,428)	$(30,053)	$(39,563)

	September 30, 2024	December 31, 2023
Assets
Illinois	$125,770	$104,333
Massachusetts	117,369	121,274
Corporate	34,944	38,347
Total Assets	$278,083	$263,954

4 FRONT VENTURES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Amounts expressed in thousands of U.S. dollars except for share and per share data)
Note 19: SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The below table presents detailed information of selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rent and lease related expenses	$1,471	$5,204	$7,766	$13,591
Salaries and benefits	3,626	6,788	10,911	13,610
Share-based compensation	688	3,678	2,594	4,912
Professional services	1,811	651	4,650	2,781
Bad debt expense	68	6,523	(84)	6,852
Licenses, fees and taxes	365	900	957	1,307
Advertising and promotions	475	225	1,025	1,160
Security expenses	380	343	1,068	1,029
Other general and administrative expenses	1,035	(1,905)	3,831	4,181
Total Selling, General, and Administrative	$9,919	$22,407	$32,718	$49,423

Note 20: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2024, which is the date these condensed consolidated interim financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated interim financial statements.

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

Overview

4Front Ventures Corp. ("4Front", the "Company", "we" or "our"), through its subsidiaries, operates five cannabis dispensaries and four cannabis production and cultivation facilities across Illinois and Massachusetts as of September 30, 2024. The Company has three primary operating segments: Illinois, Massachusetts, and corporate. The Company's five "MISSION" branded dispensaries are located in: Georgetown, MA; Worcester, MA; South Shore (Chicago), IL; Calumet City, IL; and Norridge, IL. In the state of Massachusetts, the Company has a cultivation facility in Worcester, and cultivation and production facilities in Georgetown and Holliston. In the state of Illinois, the Company has a cultivation and production facility in Matteson. The Company also sells non-THC hemp derived products across the United States. As part of its corporate segment, subsidiaries of 4Front Ventures lease real estate and sell equipment and supplies to cannabis producers in the state of Washington.

4Front’s operations are strategically situated in key geographic locations across its major markets to allow the Company to efficiently scale its operations, and competitively position it to take advantage of future growth opportunities as cannabis legalization efforts continue across the U.S. Management intends to continue scaling its operations in Illinois and Massachusetts to further increase its market share. The Company has made significant investments in manufacturing and production facilities in each of these markets, with an ongoing emphasis on driving wholesale growth through product quality and yield optimization. The Company remains focused on scaling and driving operational effectiveness throughout its portfolio, in addition to developing trusted brands and products to continue to grow revenue, build customer loyalty, and increase market share.

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

Recent Developments

Amendment of Credit Facility

On September 20, 2024, the Company amended the senior secured credit facility with ALT Debt II, LP (the "Facility") and a term loan of $0.9 million was drawn. The maturity date of the term loans under the Facility was extended to December 31, 2024 and shall accrue interest paid monthly in arrears at a rate equal to the greater of (a) the sum of the prime rate and 10.0% and (b) 18.5% per annum. In addition, the amendment includes a paid-in-full fee provision in the amount of $0.5 million minimum, payable at maturity.

In connection with the amendment, the Company entered into a restricted stock unit agreement dated September 20, 2024 wherein the Company issued 49,957,714 restricted stock units ("RSU") to the lender at an issue price of CAD$0.08. Each RSU represents an unsecured promise to issue one Subordinate Voting Share upon the earliest of certain distribution events.

Completion of Michigan Sale

During the fiscal third quarter of 2024, the Company completed the transaction for the sale of Om of Medicine, LLC ("Om of Medicine"), its retail dispensary located in Ann Arbor, Michigan.

Opening of Matteson Facility

During the fiscal third quarter of 2024, the Company commenced operations at its state-of-the-art cultivation and production facility in Matteson, Illinois (the "Matteson Facility"). The Matteson Facility was officially opened on November 6, 2024 and will serve Mission dispensaries and wholesale partners throughout Illinois.

Management Changes

Effective July 5, 2024, Robert Hunt resigned as Chair of the Board and Kristopher Krane was announced as the Chair of the Board. Mr. Krane has served as a member of the board of directors since March 2023.

Effective October 23, 2024, Peter Kampian resigned as Chief Financial Officer and Michael Kronberg was appointed as the Interim Chief Financial Officer.

Change in Segment Reporting

During the third fiscal quarter of 2024, the Company changed its reportable segments to better align with segment information provided to its chief operating decision maker and to reflect the regulatory environments in each state that the Company operates in. In accordance with US GAAP, all previously reported information as presented herein has been restated to conform to the current period presentation.

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

Results of Operations

Three Months Ended September 30, 2024 Compared With Three Months Ended September 30, 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue from Sale of Goods	$15,292	$20,110	$(4,818)	24%
Real Estate Income	1,840	2,892	(1,052)	36%
Total Revenues	17,132	23,002	(5,870)	26%
Cost of Goods Sold	(13,468)	(13,722)	254	2%
Gross Profit	3,664	9,280	(5,616)	61%
Total Operating Expense	9,031	23,579	(14,548)	(62)%
Loss from Continuing Operations	(5,367)	(14,299)	8,932	62%
Total Other Expense, net	(1,096)	(16,328)	15,232	(93)%
Net Loss from Continuing Operations Before Income Taxes	(6,463)	(30,627)	24,164	79%
Income Tax Benefit	—	4,199	(4,199)	100%
Net Loss from Continuing Operations	$(6,463)	$(26,428)	$19,965	76%
Net Income (Loss) from Discontinued Operations, Net of Taxes	60	(35,668)	35,728	100%
Net Loss	$(6,403)	$(62,096)	$55,693	90%

Revenue from Sale of Goods

Revenue from sale of goods related to continuing operations for the three months ended September 30, 2024 was $15.3 million, representing a decrease of $4.8 million or 24% when compared to the three months ended September 30, 2023. Refer to the segment discussion below for specific revenue drivers.

Real Estate Income

Real estate income from leasing cannabis production facilities for the three months ended September 30, 2024 was $1.8 million, versus $2.9 million recognized for the three months ended September 30, 2023. This decrease of $1.1 million was largely attributable to lower rent billings in accordance with the lease agreements amended in fiscal year 2023.

Total revenue from continuing operations in the reportable segments from which we operate were as follows:

	Three Months Ended September 30,		Change
	2024	2023	$	%
Illinois	$7,255	$9,058	$(1,803)	20%
Massachusetts	7,883	10,455	(2,572)	25%
Corporate	1,994	3,489	(1,495)	43%
Total Net Revenues	$17,132	$23,002	$(5,870)	26%

Net revenues for the Illinois segment were $7.3 million for the three months ended September 30, 2024, representing a decrease of $1.8 million or 20% compared to the three months ended September 30, 2023. The decrease was primarily due to overall softness within the retail portion of this segment as a result of increased competition and price compression as the cannabis market matures in Illinois.

Net revenues for the Massachusetts segment were $7.9 million for the three months ended September 30, 2024, representing a decrease of $2.6 million or 25% compared to the three months ended September 30, 2023. This decrease was primarily due to overall softness within the retail portion of this segment as a result of increased competition and continued price compression.

Net revenues for the corporate segment includes the sale of CBD products to third-party consumers and the leasing of real estate and sale of equipment and supplies to cannabis producers in the state of Washington, which were $2.0 million for the three months ended September 30, 2024. The decrease of $1.5 million or 43% compared to the three months ended September 30, 2023 was primarily due to the decrease in real estate income as described above.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 was $13.5 million, resulting in a decrease of $0.3 million or 2% when compared to $13.7 million for the three months ended September 30, 2023. The decrease in cost of goods sold of 2% was not commensurate with the decrease in revenue from sale of goods of 24% quarter-over-quarter. This was primarily due to the commencement of operations at the Matteson Facility during the fiscal third quarter of 2024, resulting in lease costs associated with the Matteson Facility being recognized in cost of goods sold, which were previously reported in selling, general and administrative expenses.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $3.7 million or 21% of revenue, compared to $9.3 million or 40% of revenue for the three months ended September 30, 2023. The decrease in gross profit was primarily due to the decrease in revenue outpacing the decrease in cost of goods sold as described above.

Total Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization, and gain/loss on disposal. Total operating expenses for the three months ended September 30, 2024 was $9.0 million, representing a decrease of $14.5 million or 62%, as compared to the three months ended September 30, 2023. This decrease was primarily attributable to a $12.5 million decrease in selling, general and administrative expenses. Specifically, the Company saw a decrease in rent and lease related expenses of $3.7 million, a decrease in salaries and benefits of $3.2 million, and a decrease in bad debt expense of $6.5 million. Refer to Note 19 of the Consolidated Financial Statements includes further detail on selling, general and administrative expenses. In addition, the Company recognized a gain on disposal of $0.6 million upon the completion of the sale of Om of Medicine and $0.6 million upon the sale of equipment during the current quarter.

Total Other Expense, net

Other expense consists primarily of interest expense, change in fair value of derivative liability, loss on extinguishment of debt, and other expenses. Total other expense for the three months ended September 30, 2024 was $1.1 million, compared to $16.3 million for the three months ended September 30, 2023. The decrease of $15.2 million was primarily due a decrease in interest expense of $1.2 million from prior year as a result of debt amendments subsequent to the fiscal third quarter of 2023, and a loss on extinguishment of debt of $1.34 million during the current quarter related to the amendment of the Facility on September 20, 2024. In addition, the Company recognized a gain on changes in fair value of derivative liability of $2.4 million for the three months ended September 30, 2024 versus a loss of $11.9 million in the comparative prior period.

Net Loss

Net loss from continuing operations for the three months ended September 30, 2024 was $6.5 million, compared to $26.4 million for the three months ended September 30, 2023. The decrease in net loss from continuing operations of $20.0 million for the three months ended September 30, 2024 was primarily attributable to the decrease in selling, general and administrative expenses of $12.5 million coupled with a gain on changes in fair value of derivative liability of $2.4 million for the three months ended September 30, 2024 versus a loss of $11.9 million in the comparative prior period. This was offset by an income tax benefit of $4.2 million in the comparative prior quarter, versus none in the current period.

Nine Months Ended September 30, 2024 Compared With Nine Months Ended September 30, 2023

The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue from Sale of Goods	$49,005	$67,709	$(18,704)	28%
Real Estate Income	5,625	8,747	(3,122)	36%
Total Revenues	54,630	76,456	(21,826)	29%
Cost of Goods Sold	(36,053)	(38,884)	2,831	7%
Gross Profit	18,577	37,572	(18,995)	51%
Total Operating Expense	33,110	52,201	(19,091)	37%
Loss from Continuing Operations	(14,533)	(14,629)	96	1%
Total Other Expense, net	(15,520)	(24,116)	8,596	(36)%
Net Loss from Continuing Operations Before Income Taxes	(30,053)	(38,745)	8,692	22%
Income Tax Expense	—	(818)	818	100%
Net Loss from Continuing Operations	$(30,053)	$(39,563)	$9,510	24%
Net Income (Loss) from Discontinued Operations, Net of Taxes	330	(45,389)	45,719	101%
Net Loss	$(29,723)	$(84,952)	$55,229	65%

Revenue from Sale of Goods

Revenue from sale of goods related to continuing operations for the nine months ended September 30, 2024 was $49.0 million, representing a decrease of $18.7 million or 28% when compared to the nine months ended September 30, 2023. Refer to the segment discussion below for specific revenue drivers.

Real Estate Income

Real estate income from leasing cannabis production facilities for the nine months ended September 30, 2024 was $5.6 million, versus $8.7 million recognized for the nine months ended September 30, 2023. This decrease of $3.1 million was largely attributable to lower rent billings in accordance with the lease agreements amended in fiscal year 2023.

Total revenue from continuing operations in the reportable segments from which we operate were as follows:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Illinois	$23,969	$29,172	$(5,203)	18%
Massachusetts	24,117	34,794	(10,677)	31%
Corporate	6,544	12,490	(5,946)	48%
Total Net Revenues	$54,630	$76,456	$(21,826)	29%

Net revenues for the Illinois segment were $24.0 million for the nine months ended September 30, 2024, representing a decrease of $5.2 million or 18% when compared to the nine months ended September 30, 2023. Net revenues for the Massachusetts segment were $24.1 million for the nine months ended September 30, 2024, representing a decrease of $10.7 million or 31% compared to the nine months ended September 30, 2023. The year-over-year decline in revenue from sales of goods in both Illinois and Massachusetts were primarily attributed to increased competition and price competition which impacted the retail portion within each segment. In addition, significant regulatory and tax burdens have impacted financial performance and profit margins. Net revenues for the corporate segment were $6.5 million for the nine months ended September 30, 2024, a decrease of $5.9 million or 48% compared to the nine months ended September 30, 2023, which was primarily due to the decrease in real estate income as described above.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 was $36.1 million, resulting in a decrease of $2.8 million or 7% when compared to $38.9 million for the nine months ended September 30, 2023. The decrease in cost of goods sold of 7% was not commensurate with the decrease in revenue from sale of goods of 28% year-over-year primarily due to the commencement of operations at the Matteson Facility during the fiscal third quarter of 2024, resulting in lease costs associated with the Matteson Facility being recognized in cost of goods sold, which were previously reported in selling, general and administrative expenses. This increase in overhead resulted in higher incremental costs to cultivate and manufacture cannabis and cannabis derived goods, resulting in a higher cost of goods per unit sold.

Gross Profit

Gross profit for the nine months ended September 30, 2024, was $18.6 million or 34% of revenue, compared to $37.6 million or 49% of revenue for the nine months ended September 30, 2023. The decrease in gross profit was primarily due to the decrease in revenue outpacing the decrease in cost of goods sold as described above.

Total Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization, and gain/loss on disposal. Total operating expenses for the nine months ended September 30, 2024 was $33.1 million, representing a decrease of $19.1 million or 37%, as compared to the nine months ended September 30, 2023. This decrease was primarily attributable to a $16.7 million decrease in selling, general and administrative expenses. Specifically, the Company saw a decrease in rent and lease related expenses of $5.8 million, a decrease in salaries and benefits of $2.7 million, and a decrease in bad debt expense of $6.9 million. Refer to Note 19 of the Consolidated Financial Statements includes further detail on selling, general and administrative expenses. In addition, the Company recognized a gain on disposal of $0.6 million upon the completion of the sale of Om of Medicine and $0.6 million upon the sale of equipment during the current period.

Total Other Expense, net

Other expense consists primarily of interest expense, change in fair value of derivative liability, loss on extinguishment of debt, and other expenses. Total other expense for the nine months ended September 30, 2024 was $15.5 million, compared to $24.1 million for the nine months ended September 30, 2023. The decrease of $8.6 million was primarily due to a loss on extinguishment of debt of $11.8 million from the conversion of $23.0 million of the senior secured debt into 244,680,852 SVS on January 29, 2024 and a loss on extinguishment of debt of $1.3 million from the amendment of the Facility on September 20, 2024. This was offset by a decrease in interest expense of $3.2 million from prior year as a result of debt amendments as a result of debt amendments subsequent to the fiscal third quarter of 2023 and a decrease in other expense of $2.5 million primarily due to an accrual for cultivation taxes in the state of Illinois recognized in the fiscal second quarter of 2023. In addition, the Company recognized a gain on changes in fair value of derivative liability of $4.0 million for the nine months ended September 30, 2024 versus a loss of $11.9 million in the prior year.

Net Loss

Net loss from continuing operations for the nine months ended September 30, 2024 was $30.1 million, compared to $39.6 million for the nine months ended September 30, 2023. The decrease in net loss from continuing operations of $9.5 million for the nine months ended September 30, 2024 was primarily due to the decrease in gross profit offset by the decreases in operating expense and other expense as described above.

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

The following table reconciles Net Loss to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss (GAAP)	$(6,403)	$(62,096)	$(29,723)	$(84,952)
Less: Net (income) loss from discontinued operations, net of taxes	(60)	35,668	(330)	45,389
Net loss from continuing operations	(6,463)	(26,428)	(30,053)	(39,563)
Adjusted for:
Interest income	(5)	21	(15)	—
Interest expense (1)	7,053	7,628	19,377	22,354
Income tax expense	—	(4,199)	—	818
Depreciation and amortization (2)	2,031	2,382	6,368	7,128
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$2,616	$(20,596)	$(4,323)	$(9,263)

Share-based compensation (3)	688	3,678	2,594	4,912
Change in fair value of derivative liability	(2,403)	11,931	(4,033)	11,931
Loss on extinguishment of debt	1,343	—	13,095	—
(Gain) Loss on disposal	(1,213)	160	(1,208)	160
Adjusted EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$1,031	$(4,827)	$6,125	$7,740

(1) For the current period, interest expense includes interest related to leases of $4.9 million and $13.0 million for the three and nine months ended September 30, 2024, respectively. Prior year amounts of $4.3 million and $12.8 million for the three and nine months ended September 30, 2023, respectively, have been reclassified for consistency with the current year presentation. Non-cash interest expense related to leases was previously presented as a reconciling item from EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP).
(2) For the current period, depreciation and amortization expense includes amortization related to leases of $1.0 million and $2.6 million for the three and nine months ended September 30, 2024. Prior year amounts of $1.0 million and $2.9 million for the three and nine months ended September 30, 2023, respectively, have been reclassified for consistency with the current year presentation. Non-cash amortization expense related to leases was previously presented as a reconciling item from EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP).
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
•Loss on extinguishment of debt; and
•Loss on disposal of assets.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, the Company had total current liabilities of $112.9 million and $104.0 million, respectively, and current assets of $38.1 million and $33.9 million, respectively, to meet current obligations. As of September 30, 2024 and December 31, 2023, the Company had a working capital deficit of $74.8 million compared to $70.1 million. The decline in working capital of $4.7 million was primarily driven by an increase in accounts payable of $4.8 million, an increase in taxes payable of $2.7 million, offset by an increase in inventory of $2.5 million resulting from the commencement and continued scaling of operations at the Matteson Facility during the fiscal third quarter of 2024.

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

Net Cash Provided by Continuing Operating Activities

Net cash provided by continuing operating activities was $1.8 million for the nine months ended September 30, 2024, a decrease of $1.5 million as compared to $3.4 million for the nine months ended September 30, 2023. The decrease was primarily attributable to the decrease in gross profit, offset by the decrease in selling, general and administrative expenses as a direct result of management's decisive action to streamline operations and reduce its cash burn.

Net Cash Used in Continuing Investing Activities

Net cash used in continuing investing activities was $1.9 million for the nine months ended September 30, 2024, an increase of $1.4 million as compared to $0.5 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in purchases of property and equipment related to the completion of the Matteson facility in February 2024 and the construction of the Norridge dispensary, which opened in May 2024.

Net Cash Used in Continuing Financing Activities

Net cash used in continuing financing activities was $2.5 million for nine months ended September 30, 2024, a decrease of $4.1 million as compared to $6.6 million for the nine months ended September 30, 2023. The decrease was due to a decrease in repayments of notes payable resulting from amendments to its debt agreements subsequent to the fiscal third quarter of 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Due to the existence of the above material weakness, management, including the CEO and CFO, has concluded our internal control over financial reporting was not effective as of September 30, 2024. This material weakness creates a possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2023, Florival LLC (“Florival”) sued 4Front Ventures in the California Superior Court for the County of Santa Cruz. The lawsuit alleged 4Front Ventures had breached an agreement with Florival under which Island Global Holdings, Inc. (“Island”), a subsidiary of the Company, agreed to purchase the membership interests of licensed cannabis cultivator Gold Coast Gardens, LLC. Florival claimed damages of $0.85 million. 4Front Ventures denied it had any direct liability under the agreement, which was executed two years before 4Front Ventures’ acquisition of Island, and asserted an unclean hands defense on behalf of both 4Front Ventures and Island based on Florival’s inequitable conduct during the litigation. On November 7, 2023, the court entered summary judgment against 4Front Ventures and Island. The Company has appealed the decision. Management has accrued $0.9 million related to this matter as of September 30, 2024.

On September 29, 2023, Teichman Enterprises, Inc. (“Teichman”) sued 4Front California Capital Holdings, Inc. (“4Front CA”), a subsidiary of the Company, and 4Front Ventures in the Superior Court for the County of Los Angeles. The lawsuit alleged 4Front CA had breached a lease agreement ending January 31, 2029 and 4Front Ventures breached its guarantee of the lease. Teichman seeks damages for unpaid rent, marketing expenses, and other amounts totaling $15.5 million. 4Front CA and 4Front Ventures denied the allegations in the complaint and denied that Teichman was entitled to the full amount of damages claimed due to Teichman's obligation to mitigate. The case is in discovery. Based on management's review of the matter, the Company has accrued $2.7 million associated with this legal liability as of September 30, 2024.

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

4FRONT VENTURES CORP.

Date: November 14, 2024	By:	/s/ Andrew Thut
Andrew Thut
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Michael Kronberg
Michael Kronberg
Interim Chief Financial Officer
(Principal Financial Officer)